Form 10-Q
period 2013-09-30
DORAL FINANCIAL CORP
filed 2013-11-05
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Common stock: 6,650,896 shares outstanding as of October 30, 2013.

DORAL FINANCIAL CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

INDEX PAGE

		PAGE

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2013 and December 31, 2012		4

Consolidated Statements of Operations (Unaudited) – For the three months and nine months ended September 30, 2013 and September 30, 2012		5

Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – For the three months and nine months ended September 30, 2013 and September 30, 2012		6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – For the nine months ended September 30, 2013 and September 30, 2012		7

Consolidated Statements of Cash Flows (Unaudited) – For the nine months ended September 30, 2013 and September 30, 2012		8

Notes to Consolidated Financial Statements (Unaudited)		9

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64

Item 3 —	Quantitative and Qualitative Disclosures about Market Risk	113

Item 4 —	Controls and Procedures	113

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	115

Item 1A —	Risk Factors	116

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	121

Item 3 —	Defaults Upon Senior Securities	121

Item 4 —	Mine Safety Disclosures	121

Item 5 —	Other Information	121

Item 6 —	Exhibits	121

SIGNATURES

Ex-12.1
Ex-12.2
Ex-12.3
Ex-12.4
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

Doral Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and in the notes to consolidated financial statements.

AFICA	Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority
ALLL	Allowance for loan and lease losses
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
CLO	Collateralized loan obligation
CMO	Collateralized mortgage obligations
CPR	Constant prepayment rate
DTA	Deferred tax asset
DTL	Deferred tax liability
FASB	Financial Accounting Standards Board
FHA/VA/FRM	Federal Housing Administration/Veteran Administration/Farm Credit Administration
FHLB	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FRBNY	Federal Reserve Bank of New York
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GSE	Government sponsored enterprises
HUD	U.S. Department of Housing and Urban Development
IOs	Interest-only securities
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSR	Mortgage servicing right
NOL	Net operating loss
NOW	Negotiable order of withdrawal
NPL	Non-performing loan
OTTI	Other-than-temporary impairment
PR	Puerto Rico
RHS	Rural Housing Service
SEC	Securities and Exchange Commission
SPE	Special purpose entity
TDR	Troubled debt restructuring
US	United States of America
VIE	Variable Interest Entity
FTP	Funds Transfer Pricing
NYSE	New York Stock Exchange
DIF	Deposit Insurance Fund
PLLL	Provision for loan and lease losses
REVE	Real estate valuation estimate
UPB	Unpaid principal balance
IRLC	Interest rate lock commitments
ALCO	Asset/Liability Management Committee
MVE	Market value of equity
NII	Net interest income
OTC	Over the counter
TBA	To be announced

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

(Dollars in thousands, except for share data)	September 30, 2013	December 31, 2012
Assets
Cash and due from banks	$547,668	$634,432
Restricted cash	149,862	95,461
Securities held to maturity	100	—
Securities held for trading, at fair value	35,792	42,303
Securities available for sale, at fair value (includes $168,472 and $206,494 pledged as collateral at September 30, 2013 and December 31, 2012, respectively, that may be repledged)	256,691	287,676
Federal Home Loan Bank of New York stock, at cost	54,379	63,853

Total investment securities	346,962	393,832
Loans:
Loans held for sale, at fair value	33,883	—
Loans held for sale, at lower of cost or market (includes $83,410 and $94,417 pledged as collateral at September 30, 2013 and December 31, 2012, respectively, that may be repledged)	368,424	438,055
Loans receivable (includes $171,186 and $171,957 pledged as collateral at September 30, 2013 and December 31, 2012, respectively, that may be repledged)	6,348,927	6,174,810
Less: Allowance for loan and lease losses	(113,300)	(135,343)

Total net loans receivable	6,235,627	6,039,467

Total loans, net	6,637,934	6,477,522
Accounts receivable	35,261	41,626
Mortgage-servicing advances	85,763	72,743
Accrued interest receivable	29,318	30,140
Servicing assets, net	98,737	99,962
Premises and equipment, net	92,649	93,975
Real estate held for sale, net	126,322	111,923
Deferred tax asset, net	53,245	48,716
Prepaid income tax	319,792	318,407
Other assets	46,030	60,363

Total assets	$8,569,543	$8,479,102

Liabilities
Deposits:
Non-interest-bearing deposits	$346,237	$353,472
Other interest-bearing deposits	3,037,662	2,279,157
Brokered deposits	1,595,947	1,996,235

Total deposits	4,979,846	4,628,864
Securities sold under agreements to repurchase	159,500	189,500
Advances from Federal Home Loan Bank	983,068	1,180,413
Loans payable	279,029	270,175
Notes payable	1,035,474	1,043,887
Accrued expenses and other liabilities	335,557	330,590

Total liabilities	7,772,474	7,643,429
Contingencies (Refer to note 24)
Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at September 30, 2013 and December 31, 2012
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 15,000,000 shares authorized; 6,650,896 and 6,423,021 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively (1)	67	64
Additional paid-in capital (1)	1,231,703	1,229,445
Accumulated deficit	(785,375)	(747,914)
Accumulated other comprehensive (loss) income, net of income tax benefit of $248 at September 30, 2013 and income tax expense of $425 at December 31, 2012	(1,408)	1,996

Total stockholders’ equity	797,069	835,673

Total liabilities and stockholders’ equity	$8,569,543	$8,479,102

(1)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except for per share data)	2013	2012	2013	2012
Interest income:
Loans	$87,921	$87,291	$259,697	$258,638
Mortgage-backed and investment securities	1,672	2,747	4,683	10,174
Interest-only strips	1,203	1,457	3,898	4,374
Other interest-earning assets	838	865	2,532	2,951

Total interest income	91,634	92,360	270,810	276,137
Interest expense:
Deposits	13,897	15,436	41,790	48,776
Securities sold under agreements to repurchase	1,118	2,398	3,472	8,097
Advances from the Federal Home Loan Bank (includes $0 and $1,644 for the three months ended September 30, 2013 and 2012, respectively and $0 and $564 for the nine months ended September 30, 2013 and 2012, respectively, of AOCI reclassifications for net loss on cash flow hedges)	8,683	8,662	25,882	28,628
Loans payable	1,331	1,425	3,951	4,534
Notes payable	8,976	8,201	26,815	22,353

Total interest expense	34,005	36,122	101,910	112,388

Net interest income	57,629	56,238	168,900	163,749
Provision for loan and lease losses	16,395	34,413	40,654	154,803

Net interest income after provision for loan and lease losses	41,234	21,825	128,246	8,946
Non-interest income:
Net gain on loans securitized and sold and capitalization of mortgage servicing	4,073	14,676	22,564	30,698
Retail banking fees	5,873	6,634	18,064	19,302
Mortgage loan servicing income (net of mark-to-market adjustments)	4,617	(2,480)	8,010	2,645
Insurance agency commissions	2,181	2,687	6,971	7,433
Net (loss) gain on trading assets and derivatives	283	(3,016)	271	(2,481)
Mark-to-market adjustment of loans held for sale, at fair value	1,102	—	805	—
Net gain on investment securities available for sale (includes $0 and $763 for the three months ended September 30, 2013 and 2012, respectively and $(195) and $(7,771) for the nine months ended September 30, 2013 and 2012, respectively of AOCI reclassifications for realized (losses) gains on investment securities)	—	2,041	329	4,127
Net loss on early repayment of debt	(456)	(1,186)	(249)	(1,186)
Net credit other-than-temporary impairment losses	—	—	—	(6,396)
Other income	976	276	3,093	1,013

Total non-interest income	18,649	19,632	59,858	55,155
Non-interest expenses:
Compensation and benefits	24,415	18,704	73,858	55,541
Professional services	10,548	9,677	32,103	34,974
Occupancy expenses	5,548	5,657	16,019	15,046
Communication expenses	3,681	3,297	9,525	10,433
FDIC insurance expense	5,030	4,745	15,142	12,110
Depreciation and amortization	2,780	3,269	8,802	10,160
Taxes, other than payroll and income taxes	2,899	2,323	9,618	7,554
Electronic data processing expenses	4,038	4,489	13,169	11,911
Corporate insurance	1,703	1,583	5,425	4,760
Other	2,716	6,507	15,902	18,498
Foreclosure and other credit related expenses	1,812	5,938	6,328	9,810
Other real estate owned expenses	3,217	7,265	11,286	16,148

Total non-interest expenses	68,387	73,454	217,177	206,945

Loss before income taxes	(8,504)	(31,997)	(29,073)	(142,844)
Income tax (benefit) expense	(1,015)	549	1,143	(111,290)

Net Loss	$(7,489)	$(32,546)	$(30,216)	$(31,554)

Net loss attributable to common shareholders	$(9,904)	$(34,961)	$(37,461)	$(38,799)

Net loss per common share (1)(2)	$(1.49)	$(5.44)	$(5.70)	$(6.04)

(1)	Net loss per common share represents the basic and diluted loss per common share. Refer to note 25 for additional information regarding net loss attributable to common shareholders.
(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Net loss	$(7,489)	$(32,546)	$(30,216)	$(31,554)

Other comprehensive loss, before tax:

Unrealized gains (losses) on securities arising during the period	886	3,249	(4,200)	(1,575)
Reclassification of net realized (gains) losses included in net loss	—	(763)	195	7,771

Other comprehensive income (loss) on investment securities, before tax	886	2,486	(4,005)	6,196

Income tax (expense) benefit related to investment securities	(134)	(373)	601	(928)

Other comprehensive income (loss) on investment securities, net of tax	752	2,113	(3,404)	5,268

Other comprehensive (loss) income on cash flow hedges	—	(590)	—	412

Other comprehensive income (loss)	752	1,523	(3,404)	5,680

Comprehensive loss	$(6,737)	$(31,023)	$(33,620)	$(25,874)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2013	2012

Preferred Stock	$352,082	$352,082

Common Stock:
Balance at beginning of period (1)	64	64
Restricted stock issued	3	—

Balance at end of period	67	64

Additional Paid-In Capital:
Balance at beginning of period (1)	1,229,445	1,224,202
Restricted stock issued	(3)	—
Stock-based compensation recognized	2,261	3,956

Balance at end of period	1,231,703	1,228,158

Accumulated Deficit:
Balance at beginning of period	(747,914)	(734,954)
Net loss	(30,216)	(31,554)
Dividend accrued on preferred stock	(7,245)	(7,245)

Balance at end of period	(785,375)	(773,753)

Accumulated Other Comprehensive (Loss) Income, Net of Tax:
Balance at beginning of period	1,996	(1,240)
Other comprehensive (loss) income, net of deferred tax	(3,404)	5,680

Balance at end of period	(1,408)	4,440

Total stockholders’ equity	$797,069	$810,991

(1)	Reflects the Company’s 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net loss	$(30,216)	$(31,554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,261	3,956
Depreciation and amortization	8,802	10,160
Capitalization of mortgage servicing rights	(11,055)	(9,047)
Mark-to-market adjustment of servicing assets	10,497	17,314
Gain on sale of servicing asset	(23)	—
Deferred tax benefit	(3,669)	(116,498)
Housing tax credit	(3,469)	`—
Provision for uncertain tax position	—	1,860
Provision for loan and lease losses	40,654	154,803
Provision for OREO losses	5,344	11,729
Provision for credit related losses	2,570	2,158
Loss on sale of real estate held for sale	2,405	1,470
Net premium amortization on loans, investment securities and debt	8,131	15,907
Origination and purchases of loans held for sale	(581,546)	(556,589)
Principal repayments and sales of loans held for sale	188,649	139,422
Mark-to-market adjustment of loans held for sale at fair value	(805)	—
Lower-of-cost or fair value adjustment on loans receivable transferred to the loans held for sale	212	—
Loss on sale of loans held for sale	1,415	1,868
Mark-to-market derivative	(476)	—
Gain on sale of securities	(28,271)	(35,521)
Net OTTI losses	—	6,396
Net loss on early repayment of debt	249	1,186
Purchases of securities held for trading	(5,380)	—
Unrealized losses on trading securities	68	91
Principal repayment and sales of securities held for trading	681,626	543,426
Amortization and net loss in the fair value of IOs	6,428	948
Unrealized loss on derivative instruments	1,488	2,255
Increase in derivative instruments	(110)	—
(Increase) decrease in restricted cash	(63,278)	171,082
Decrease (increase) in accounts receivable	6,365	(2,653)
Increase in mortgage servicing advances	(13,020)	(7,373)
Decrease in accrued interest receivable	822	2,471
Decrease in other assets	19,233	11,629
Decrease in accrued expenses and other liabilities	(80,429)	(20,043)

Total adjustments	195,688	352,407

Net cash provided by operating activities	165,472	320,853

Cash flows from investing activities:
Purchases of securities available for sale	(99,907)	(498,838)
Principal repayment and sales of securities available for sale	124,870	514,115
Proceeds from sale of FHLB stock	9,474	2,432
Originations, purchases and repurchases of loans receivable	(1,333,873)	(1,173,037)
Principal repayment of loans receivable	836,474	597,023
Proceeds from sales of loans receivable	95,793	—
Proceeds from sale of servicing assets	1,806	—
Purchases of premises and equipment	(7,476)	(3,949)
Proceeds from sales of real estate held for sale	29,898	22,943

Net cash used in investing activities	(342,941)	(539,311)

Cash flows from financing activities:
Increase in deposits	350,345	222,529
Decrease in securities sold under agreements to repurchase	(30,180)	(146,186)
Proceeds from advances from FHLB	256,000	310,000
Repayment of advances from FHLB	(465,808)	(312,000)
Repayment of secured borrowings	(11,418)	(11,912)
Proceeds from issuance of notes payable	—	325,951
Repayment of notes payable	(8,234)	(35,741)

Net cash provided by financing activities	90,705	352,641

Net (decrease) increase in cash and cash equivalents	(86,764)	134,183
Cash and cash equivalents at beginning of period	634,432	309,240

Cash and cash equivalents at the end of period	$547,668	$443,423

Supplemental schedule of non-cash activities:
Loan securitizations	$648,304	$512,033

Loans transferred to other real estate owned	$40,348	$33,190

Reclassification of loans held for investment portfolio to the held for sale portfolio (1)	$118,228	$22,058

Reclassification of loans held for sale portfolio to the held for investment portfolio	$10,757	$—

Refinance of loan extended to unconsolidated variable interest entity	$—	$111,007

Reclassification of deferred tax asset to prepaid income tax	$—	$226,896

Supplemental information for cash flows:
Cash used to pay interest	$100,708	$107,540

Cash used to pay income taxes	$731	$534

(1)	See note 10.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking, insurance agency and commercial lending activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Recovery, Inc. (“Doral Recovery”), Doral Insurance Agency, LLC (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank has three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), which is principally engaged in mortgage lending in Puerto Rico, Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the United States, and Doral Recovery, LLC (“Doral Recovery II”, previously CB, LLC), an entity originally formed to dispose of a real estate project of which Doral Bank took possession during 2005, which now holds commercial loans and certain residential mortgage loans previously held by Doral Bank. Doral Money has three variable interest entities created for the purpose of entering into collateralized loan arrangements with third parties.

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

During the quarters ended June 30, 2013 and September 30, 2013, the Company recorded several out-of-period adjustments that affected the consolidated results of operations for the three and nine months ended September 30, 2013. The out-of-period adjustments relate primarily to the incorrect recording of past due interest associated with a number of loan modifications and the resulting effect of this adjustment on the calculation of the allowance for loan losses, segmentation of certain modified loans within the ALLL model, recourse liability, recognition of housing tax credits, and dividend deduction recognized in the tax provision. The impact on loss before taxes for the three-month and nine-month periods ended September 30, 2013 resulted in a decrease in the losses recognized of $3.5 million and $3.7 million, respectively. The impact of correcting these errors in the prior periods would have increased (decreased) loss before income taxes by approximately $1.3 million, $(0.1) million, and $(2.9) million for the three-month period ended March 31, 2013, year ended December 31, 2012, and nine-month period ended September 30, 2012, respectively. The Company assessed the impact of the adjustments needed to correct these errors in the appropriate periods and concluded that recording the adjustments in the quarters ended June 30, 2013 and September 30, 2013, rather than restating the prior periods impacted, was quantitatively and qualitatively not material to the results of operations, financial position, and cash flows corresponding to the prior periods impacted.

Certain amounts reflected in the Company’s annual audited consolidated financial statements for the year ended December 31, 2012 and interim financial results of 2012 have been reclassified to conform to the presentation for the Company’s interim financial results for 2013.

The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), the collectability of receivables, adequacy of recourse obligations, fair value measurement of assets and liabilities, as well as income taxes and the accompanying deferred tax assets and reserves. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of September 30, 2013. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. The Company’s accounting policies are included in note 2 “Significant Accounting Policies” in the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Loans held for sale

Loans held for sale includes residential mortgage loans, commercial & industrial loans, commercial real estate loans, and GNMA loans. Effective March 18, 2013, the Company elected to account for its newly originated Puerto Rico residential mortgage loans classified as held-for-sale using the fair value option, with changes in fair value reported within the mark-to-market adjustment on loans held for sale at fair value caption in the consolidated statements of operations.

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

Accounting Standards Update No. 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”)

This Update affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. This Update changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

provides comprehensive guidance for assessing whether an entity is an investment company. This Update requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. It also requires the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946; (b) information about changes, if any, in an entity’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in ASU 2013-08 are effective for interim and annual reporting periods beginning after December 15, 2013, with earlier application prohibited. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Changes in Accounting Standards Adopted in the Financial Statements

Accounting Standards Update No. 2013-10, Derivatives and Hedging (Topic 815), Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”)

This Update permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Prior to the amendments in this ASU, only U.S. Treasury and the LIBOR swap rates were considered benchmark interest rates. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to U.S. Treasury and LIBOR rates provides a more comprehensive spectrum of interest rates to be utilized as the designated benchmark interest rate risk component under the hedge accounting guidance. The amendments in ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The implementation of this update did not have a material effect on the Company’s consolidated financial statements.

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

4. Cash and Due from Banks

At September 30, 2013 and December 31, 2012, the Company’s cash and due from banks totaled $547.7 million and $634.4 million, respectively and included $62.1 million and $36.7 million of non-interest bearing deposits with other banks, $409.7 million and $560.5 million of interest bearing deposits with the Federal Reserve Bank, and $51.9 million and $3.6 million of interest bearing deposits with the Federal Home Loan Bank of New York, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the Federal Reserve Bank or other banks. Those required average reserve balances were $66.1 million and $152.2 million as of September 30, 2013 and December 31, 2012, respectively.

5. Restricted Cash and Other Interest-Earning Assets

The Company reported restricted cash and other interest-earning assets of $149.9 million and $95.5 million as of September 30, 2013 and December 31, 2012, respectively.

The following table includes the composition of the restricted cash and other interest earning assets for the periods presented:

(In thousands)	September 30, 2013	December 31, 2012

Minimum required deposit balances with other financial institutions	$68,309	$433
Cash held in escrow accounts	5,154	9,851
Restricted assets related to CLO special-purpose entities (see note 28):
Cash and due from banks	886	1,627
Other interest-earning assets	75,513	83,550

	$149,862	$95,461

6. Securities Held for Trading

The following table summarizes the fair value of the Company’s securities held for trading as of September 30, 2013 and December 31, 2012.

(In thousands)	September 30, 2013	December 31, 2012
MBS	$551	$619
Variable Rate IOs	35,158	41,547
Fixed Rate IOs	83	122
Derivatives (1)	—	15

Total	$35,792	$42,303

(1)	Refer to note 27 for additional information regarding the notional amount of derivatives.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2013 and December 31, 2012, the weighted-average yield of investment securities held for trading, including IOs, was 13.23% and 13.47%, respectively. The weighted-average yield is computed based on amortized cost and does not give effect to changes in fair value.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

7. Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield, and contractual maturities of securities available for sale as of September 30, 2013 and December 31, 2012.

The weighted-average yield is computed based on amortized cost and does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As of September 30, 2013

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$72	$1	$—	$73	4.86%
Due from five to ten years	1,211	74	—	1,285	4.80%
Due over ten years	181,341	426	2,467	179,300	2.01%

CMO Government Sponsored Agencies
Due from one to five years	1,144	—	94	1,050	7.80%
Due over ten years	3,162	917	107	3,972	6.10%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,991	5	—	44,996	0.09%

Private Securities and Other
Due within one year	5,000	—	124	4,876	3.50%
Due over ten years	21,426	46	333	21,139	3.23%

	$258,347	$1,469	$3,125	$256,691	1.89%

As of December 31, 2012

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$115	$9	$—	$124	4.84%
Due from five to ten years	1,342	93	—	1,435	4.80%
Due over ten years	204,431	1,433	318	205,546	1.58%

CMO Government Sponsored Agencies
Due from one to five years	1,393	—	115	1,278	7.80%
Due over ten years	4,675	1,104	145	5,634	5.46%

Obligations U.S. Government Sponsored Agencies
Due within one year	44,976	5	—	44,981	0.13%

Private Securities and Other
Due from one to five years	5,000	6	—	5,006	3.50%
Due over ten years	23,397	275	—	23,672	3.17%

	$285,329	$2,925	$578	$287,676	1.63%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

8. Investments in an Unrealized Loss Position

The following tables present the Company’s fair value and gross unrealized losses for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	11	$110,926	$2,260	1	$7,975	$207	12	$118,901	$2,467
CMO Government Sponsored Agencies	—	—	—	2	2,687	201	2	2,687	201
Private Securities and Other	7	24,095	457	—	—	—	7	24,095	457

	18	$135,021	$2,717	3	$10,662	$408	21	$145,683	$3,125

	As of December 31, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	5	$62,366	$318	—	$—	$—	5	$62,366	$318
CMO Government Sponsored Agencies	1	1,130	16	3	3,308	244	4	4,438	260

	6	$63,496	$334	3	$3,308	$244	9	$66,804	$578

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

For the nine months ended September 30, 2013, the Company’s MBS fixed-income portfolio reflects an increase in its unrealized loss position, as mortgage interest rates have increased during 2013, negatively affecting the market value of this portfolio.

As of September 30, 2013, the declines in the fair value of the securities in the Company’s portfolio are considered temporary, as the Company neither intends to sell these securities, nor is it more likely than not that it will be required to sell these securities, prior to recovering their entire amortized cost basis. Based on this impairment analysis, the Company did not recognize OTTI during the three months and nine months ended September 30, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the securities for which OTTI was recognized for the three months and nine months ended September 30, 2012, based on the Company’s impairment analysis as of September 30, 2012.

	As of September 30, 2012			Three months ended September 30, 2012			Nine months ended September 30, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses

P.R. Non-Agency CMOs	$—	$—	$—	$—	$—	$—	$4,881	$—	$4,881
Other	—	—	—	—	—	—	1,515	—	1,515

	$—	$—	$—	$—	$—	$—	$6,396	$—	$6,396

The following table presents activity related to the credit losses recognized in earnings during the three months and nine months ended September 30, 2012 for debt securities held by the Company, for which a portion of OTTI remains in accumulated other comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$—	$—	$—	$7,106
Additions:
Credit losses for which OTTI was not previously recognized	—	—	—	1,515
Additional OTTI credit losses for which an OTTI was previously recognized	—	—	—	4,881
Less:
OTTI on investment securities sold	—	—	—	(13,502)

Balance at end of period	$—	$—	$—	$—

The Company will continue to monitor and analyze the performance of its securities to assess the collectability of principal and interest as of each balance sheet date.

9. Pledged Assets

At September 30, 2013 and December 31, 2012, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and available credit facilities, as described below:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Securities available for sale	$221,720	$252,739
Loans receivable	2,935,270	3,189,651

Total pledged assets	$3,156,990	$3,442,390

Pledged securities and loans that the creditor has the right to re-pledge are disclosed on the consolidated statements of financial condition. Pledged loans held for sale do not include loans held for sale at fair value, but only those that continue to be carried at the lower of cost or market.

As of September 30, 2013 and December 31, 2012, pledged investment securities available for sale were as follows: $168.5 million and $206.5 million, respectively, pledged as collateral for securities sold under agreements to repurchase; $8.3 million and $1.4 million, respectively, pledged to secure public funds from the government of Puerto Rico; and $44.9 million and $44.9 million, respectively, pledged as collateral for the FNMA recourse obligation.

Loans receivable totaling approximately $1.8 billion and $1.9 billion as of September 30, 2013 and December 31, 2012, respectively, are pledged as collateral for FHLB advances, while $24.0 million and $3.7 million are pledged as collateral for secured borrowings as of September 30, 2013 and December 31, 2012, respectively. Loans receivable pledged also include $1.1 billion and $1.1 billion of syndicated commercial loans pledged as collateral as of September 30, 2013 and December 31, 2012, respectively, to secure $832.0 million and $832.0 million in notes payable issued by three VIEs included in the Company’s consolidated financial statements as of September 30, 2013 and December 31, 2012, respectively. See note 28 for additional information regarding the Company’s VIEs.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

10. Loans Held for Sale

Effective March 18, 2013, the Company irrevocably elected to measure at fair value each newly originated residential mortgage loan in the Puerto Rico portfolio classified as held for sale. By electing the fair value option, the loans are marked to market and unrealized gains and losses are included in the mark-to-market adjustment on loans held for sale, at fair value, within the non-interest income caption of the consolidated statements of operations. As of September 30, 2013, the aggregate principal balance of loans held for sale at fair value was $33.9 million. The mark-to-market related changes in the fair value of loans held for sale, at fair value, resulted in gains of $1.1 million and $0.8 million for the three months and nine months ended September 30, 2013, respectively.

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

Loans held for sale consist of the following as of September 30, 2013 and December 31, 2012:

(In thousands)	September 30, 2013	December 31, 2012

Loans held for sale, at fair value
Conventional single family residential	$15,158	$—
FHA/VA	18,725	—

Total loans held for sale, at fair value	$33,883	$—

Loans held for sale, lower of cost or market
Conventional single family residential	$74,819	$97,185
FHA/VA	218,341	284,001
Commercial real estate	42,490	45,607
Commercial & industrial	32,774	11,262

Total loans held for sale, at lower of cost or market	$368,424	$438,055

Total loans held for sale (1)(2)	$402,307	$438,055

(1)	Includes $1.1 million and $1.1 million of interest-only loans as of September 30, 2013 and December 31, 2012, respectively.
(2)	Includes $47.2 million and $17.6 million of balloon loans as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, loans held for sale included $206.5 million and $213.7 million, respectively, of defaulted FHA/VA loans collateralizing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase. Payment of principal and a portion of the interest on these loans is guaranteed by the FHA/VA/FRM.

Loan origination fees, discount points, and certain direct origination costs for loans held for sale at lower of cost or market are initially recorded as an adjustment to the cost basis of the loan and reflected in the Company’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into an MBS. In the case of loans held for sale at fair value, up-front fees and costs are recognized in earnings as incurred and not deferred. As of September 30, 2013 and December 31, 2012, the Company had net deferred origination fees on loans held for sale totaling approximately $0.6 million and $0.6 million, respectively.

As of September 30, 2013 and December 31, 2012, non-performing loans held for sale totaled $36.4 million and $38.6 million, respectively, excluding FHA/VA guaranteed loans and defaulted loans collateralizing GNMA securities.

During the three months ended June 30, 2013, the Company entered into an agreement to sell certain loans at a future date and reclassified $112.1 million of its commercial & industrial loans receivable to loans held for sale, at lower-of-cost-or-market. The initial lower-of-cost or market adjustment for these loans reclassified to held for sale was recorded in other expenses in the non-interest expenses section of the statement of operations, with a corresponding reduction to their carrying value. Subsequent reductions in value were recorded within non-interest income in the consolidated statements of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

During the three months ended September 30, 2013, $51.8 million of the aforementioned loans were not sold per the terms of the agreement and subsequently reclassified back to loans receivable, with positions of $52.8 million remaining classified as loans held for sale. This balance was augmented by an additional $20.5 million of commercial loans receivable being reclassified as loans held for sale, at lower-of-cost-or-market. During the three months ended September 30, 2013, the Company sold a total of $46.2 million of commercial & industrial loans held for sale. As of September 30, 2013, the Company had a total of $32.8 million in commercial & industrial loans held for sale, at lower of cost or market.

11. Loans Receivable and Allowance for Loan and Lease Losses

The table below presents the Company’s loan receivable portfolio by product type and geographical location:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$2,943,592	$10,717	$2,954,309	$3,107,825	$12,141	$3,119,966
FHA/VA guaranteed residential mortgage	49,162	—	49,162	59,699	—	59,699
Consumer Loans	19,557	174	19,731	24,674	39	24,713

Total consumer	3,012,311	10,891	3,023,202	3,192,198	12,180	3,204,378

Commercial
Commercial real estate	435,045	700,883	1,135,928	479,495	631,569	1,111,064
Commercial & industrial	123,834	1,481,764	1,605,598	130,804	1,420,918	1,551,722
Construction & land	135,581	448,618	584,199	146,818	160,828	307,646

Total commercial	694,460	2,631,265	3,325,725	757,117	2,213,315	2,970,432

Loans receivable, gross (1)(2)	3,706,771	2,642,156	6,348,927	3,949,315	2,225,495	6,174,810

Less:
Allowance for loan and lease losses	(98,678)	(14,622)	(113,300)	(121,768)	(13,575)	(135,343)

Loans receivable, net	$3,608,093	$2,627,534	$6,235,627	$3,827,547	$2,211,920	$6,039,467

(1)	Includes $2.6 billion and $1.9 billion of balloon loans, as of September 30, 2013 and December 31, 2012, respectively.
(2)	Includes $1.1 billion and $925.6 million of interest-only loans, per terms of the original contract, as of September 30, 2013 and December 31, 2012, respectively.

Fixed-rate loans and adjustable-rate loans were approximately $4.3 billion and $2.1 billion, respectively, at September 30, 2013, and $4.4 billion and $1.8 billion, respectively, at December 31, 2012.

The adjustable rate loans, comprised of commercial real estate, commercial & industrial, and construction & land loans have interest-rate adjustment limitations, and rates that are generally tied to interest-rate market indices (primarily the Prime Rate and 3-month LIBOR). Future market factors may affect the correlation between interest-rate adjustments and the rate the Company pays on its short-term deposits that primarily fund these loans.

Loan origination fees, discount points, and certain direct origination costs for loans receivable are deferred and presented as adjustments to the loan balance and amortized over the life of the loan. As of September 30, 2013 and December 31, 2012, net deferred origination fees on loans receivable totaled $25.2 million and $23.4 million, respectively.

During the three months and nine months ended September 30, 2013, the Company sold a total of $85.2 million and $95.6 million, respectively, of loans held within its commercial & industrial loans receivable portfolio.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Non-accrual loans, excluding loans held for sale, as of September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$430,116	$780	$430,896	$432,157	$554	$432,711
FHA/VA guaranteed residential	31,510	—	31,510	40,177	—	40,177
Other consumer (1)	65	—	65	428	—	428

Total consumer	461,691	780	462,471	472,762	554	473,316

Commercial
Commercial real estate	184,310	646	184,956	189,200	646	189,846
Commercial & industrial	3,402	—	3,402	6,106	—	6,106
Construction & land	96,515	1,610	98,125	109,306	4,382	113,688

Total commercial	284,227	2,256	286,483	304,612	5,028	309,640

Total loans receivable on which accrual of interest has been discontinued	$745,918	$3,036	$748,954	$777,374	$5,582	$782,956

(1)	Includes personal, revolving lines of credit and other consumer loans.

The Company would have recognized additional income had all loans receivable been accounted for on an accrual basis as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012

Consumer
Residential mortgage	$7,978	$8,194	$18,449	$16,976
FHA/VA guaranteed residential	547	882	1,535	2,310
Other consumer	2	4	2	5

Total consumer	8,527	9,080	19,986	19,291

Commercial
Commercial real estate	3,408	3,195	9,154	7,978
Commercial & industrial	126	81	362	217
Construction & land	1,298	1,377	3,830	4,130

Total commercial	4,832	4,653	13,346	12,325

Total interest income	$13,359	$13,733	$33,332	$31,616

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s aging of loans receivable as of September 30, 2013 and December 31, 2012, is as follows:

As of September 30, 2013	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total			Accruing loans 90 and Over Days Past Due
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total	PR	US
Consumer
Residential mortgage	$2,429,363	$9,850	$184,798	$88	$329,430	$780	$2,943,591	$10,718	$2,954,309	$—	$—
FHA/VA guaranteed residential mortgage	11,052	—	4,296	—	33,814	—	49,162	—	49,162	4,123	—
Other consumer	17,489	173	1,207	—	862	—	19,558	173	19,731	797	—

Total consumer	2,457,904	10,023	190,301	88	364,106	780	3,012,311	10,891	3,023,202	4,920	—

Commercial
Commercial real estate	216,615	700,237	67,462	—	150,968	646	435,045	700,883	1,135,928	—	—
Commercial & industrial	122,345	1,481,764	223	—	1,266	—	123,834	1,481,764	1,605,598	675	—
Construction & land	38,145	447,007	4,490	—	92,947	1,610	135,582	448,617	584,199	—	—

Total commercial	377,105	2,629,008	72,175	—	245,181	2,256	694,461	2,631,264	3,325,725	675	—

Total loans	$2,835,009	$2,639,031	$262,476	$88	$609,287	$3,036	$3,706,772	$2,642,155	$6,348,927	$5,595	$—

As of December 31, 2012	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total			Accruing loans 90 and Over Days Past Due
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total	PR	US
Consumer
Residential mortgage	$2,627,687	$11,677	$145,589	$263	$334,549	$201	$3,107,825	$12,141	$3,119,966	$—	$—
FHA/VA guaranteed residential mortgage	11,668	—	4,090	—	43,941	—	59,699	—	59,699	6,129	—
Other consumer	22,622	39	506	—	1,546	—	24,674	39	24,713	1,118	—

Total consumer	2,661,977	11,716	150,185	263	380,036	201	3,192,198	12,180	3,204,378	7,247	—

Commercial
Commercial real estate	259,661	630,923	47,004	—	172,831	646	479,496	631,569	1,111,065	—	—
Commercial & industrial	124,176	1,420,918	867	—	5,761	—	130,804	1,420,918	1,551,722	413	—
Construction & land	33,903	156,446	4,631	—	108,283	4,382	146,817	160,828	307,645	—	—

Total commercial	417,740	2,208,287	52,502	—	286,875	5,028	757,117	2,213,315	2,970,432	413	—

Total loans	$3,079,717	$2,220,003	$202,687	$263	$666,911	$5,229	$3,949,315	$2,225,495	$6,174,810	$7,660	$—

During 2012, the Company changed how it determines the amount of loans to be reported as TDRs. Modified loans continue to be accounted for as TDRs, but are removed from amounts reported as TDRs, if: (a) they were modified in a prior calendar year; (b) the borrower has made at least six consecutive payments in accordance with their modified terms; and (c) the new effective yield was at least equal to the market rate for similar loans at the time of modification. In addition to the aforementioned criteria, the loan must not have a payment reset pending.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loans considered TDRs and non-accrual TDRs, grouped by major modification types, as of September 30, 2013 and December 31, 2012 were as follows:

(In thousands)	As of September 30, 2013		As of December 31, 2012
Modification Type	Total TDR Balance	TDRs on Non-Accrual Status	Total TDR Balance	TDRs on Non-Accrual Status
Deferral of principal and/or interest	$102,981	$42,124	$177,578	$79,725
Temporary rate reduction and/or term extension	475,910	270,389	478,578	250,804
Maturity or term extension	59,299	37,948	54,679	43,568
Permanent payment reduction	12,262	1,249	13,903	2,334
Other	166,006	73,091	103,869	52,308

	$816,458	$424,801	$828,607	$428,739

The non-accrual TDRs presented in the table above include those TDRs that are currently performing in accordance with their modification terms, but do not meet the criteria to be returned to accrual status because: (a) six consecutive payments have not yet been made; or (b) six consecutive payments have been made, but there exists a pending reset which: (i) will increase the monthly payment by more than 25%; and (ii) either the borrower’s debt service to income ratio is greater than 40%, or the property loan-to-value ratio is greater than 80%. Of the total non-accrual TDRs, $112.6 million and $109.9 million are currently performing in accordance with their modified contractual terms (less than four payments in arrears for residential mortgage loans and less than 90 days past due for all other categories) as of September 30, 2013 and December 31, 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loan modifications that are considered TDRs completed during the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,
	2013			2012
(Dollars in thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non-FHA/VA	194	$26,571	$28,682	75	$10,237	$10,958
Other consumer	—	—	—	17	128	128

Total consumer	194	26,571	28,682	92	10,365	11,086

Commercial
Commercial real estate	33	16,347	18,450	2	1,794	1,574
Commercial & industrial	18	1,056	1,178	1	100	97
Construction & land	—	—	—	2	3,562	3,577

Total commercial	51	17,403	19,628	5	5,456	5,248

Total loan modifications	245	$43,974	$48,310	97	$15,821	$16,334

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Consumer
Residential non-FHA/VA	951	$127,726	$139,636	911	$120,966	$123,779
Other consumer	—	—	—	46	326	326

Total consumer	951	127,726	139,636	957	121,292	124,105

Commercial
Commercial real estate	54	52,978	55,141	9	17,739	16,350
Commercial & industrial	20	3,359	3,461	3	816	676
Construction & land	—	—	—	2	3,562	3,577

Total commercial	74	56,337	58,602	14	22,117	20,603

Total loan modifications	1,025	$184,063	$198,238	971	$143,409	$144,708

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Loan modifications considered TDRs that were modified within the twelve months prior to September 30, 2013 or 2012, as applicable, and whose borrower re-defaulted (defaulted on its obligation pursuant to the terms of the modified loan) during the nine months ended September 30, 2013 or 2012, as applicable, were as follows:

	September 30, 2013		September 30, 2012
(Dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Consumer
Residential mortgage - non FHA/VA	127	$19,602	30	$5,520

Total consumer	127	19,602	30	5,520

Commercial
Commercial real estate	2	277	2	7,332

Total commercial	2	277	2	7,332

Total recidivism	129	$19,879	32	$12,852

For the three months and nine months ended September 30, 2013, the Company would have recognized $6.7 million and $15.9 million in additional interest income had all non-accrual TDR loans been accounted for on an accrual basis.

As of September 30, 2013 and December 31, 2012, construction & land TDRs totaled $59.0 million and $64.0 million, respectively, with commitments to disburse additional funds of $0.7 million and $1.3 million, respectively, on those construction & land TDRs.

The following table presents commercial real estate, commercial & industrial, and construction & land loans receivable by risk category.

	As of September 30, 2013
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Commercial real estate	$874,443	$26,136	$231,748	$3,581	$20	$1,135,928
Commercial & industrial	1,600,670	1,477	3,071	218	162	1,605,598
Construction & land	464,090	55	111,536	8,518	—	584,199

Total	$2,939,203	$27,668	$346,355	$12,317	$182	$3,325,725

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The activity in the Company’s ALLL for the three months and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended September 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total

Balance at beginning of period	$80,843	$2,229	$83,072	$13,693	$9,176	$6,526	$29,395	$112,467
Provision for loan and lease losses	11,054	289	11,343	3,290	(335)	2,097	5,052	16,395
Losses charged to the allowance	(12,121)	(534)	(12,655)	(3,758)	(228)	(1,146)	(5,132)	(17,787)
Recoveries	713	121	834	1,249	135	7	1,391	2,225

Balance at end of period	$80,489	$2,105	$82,594	$14,474	$8,748	$7,484	$30,706	$113,300

Reported balance of loans (1)	$2,954,309	$19,731	$2,974,040	$1,135,928	$1,605,598	$584,199	$3,325,725	$6,299,765

ALLL for loans with impairment	$54,840	$—	$54,840	$5,564	$47	$2,114	$7,725	$62,565

Reported balance of loans with impairment	$1,034,329	$—	$1,034,329	$279,303	$7,313	$120,110	$406,726	$1,441,055

ALLL for loans without impairment	$25,649	$2,105	$27,754	$8,910	$8,701	$5,370	$22,981	$50,735

Reported balance of loans without impairment	$1,919,980	$19,731	$1,939,711	$856,625	$1,598,285	$464,089	$2,918,999	$4,858,710

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $49.2 million and $0.7 million, respectively.

	Three months ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$85,445	$3,188	$88,633	$26,234	$8,139	$29,683	$64,056	$152,689
Provision for loan and lease losses	28,811	370	29,181	3,422	3,909	(2,099)	5,232	34,413
Losses charged to the allowance	(13,102)	(875)	(13,977)	(8,325)	(1,054)	(18,748)	(28,127)	(42,104)
Recoveries	505	266	771	4	—	—	4	775

Balance at end of period	$101,659	$2,949	$104,608	$21,335	$10,994	$8,836	$41,165	$145,773

Reported balance of loans (1)	$3,179,082	$25,866	$3,204,948	$1,116,418	$1,565,197	$264,936	$2,946,551	$6,151,499

ALLL for loans with impairment	$76,298	$—	$76,298	$12,270	$1,860	$6,820	$20,950	$97,248

Reported balance of loans with impairment	$898,104	$—	$898,104	$267,335	$8,325	$126,125	$401,785	$1,299,889

ALLL for loans without impairment	$25,361	$2,949	$28,310	$9,065	$9,134	$2,016	$20,215	$48,525

Reported balance of loans without impairment	$2,280,978	$25,866	$2,306,844	$849,083	$1,556,872	$138,811	$2,544,766	$4,851,610

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $66.0 million and $1.0 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total
Balance at beginning of period	$94,099	$2,568	$96,667	$22,351	$9,792	$6,533	$38,676	$135,343
Provision for loan and lease losses	24,805	649	25,454	6,738	3,457	5,005	15,200	40,654
Losses charged to the allowance	(41,517)	(1,634)	(43,151)	(16,971)	(4,737)	(4,098)	(25,806)	(68,957)
Recoveries	3,102	522	3,624	2,356	236	44	2,636	6,260

Balance at end of period	$80,489	$2,105	$82,594	$14,474	$8,748	$7,484	$30,706	$113,300

Reported balance of loans (1)	$2,954,309	$19,731	$2,974,040	$1,135,928	$1,605,598	$584,199	$3,325,725	$6,299,765

ALLL for loans with impairment	$54,840	$—	$54,840	$5,564	$47	$2,114	$7,725	$62,565

Reported balance of loans with impairment	$1,034,329	$—	$1,034,329	$279,303	$7,313	$120,110	$406,726	$1,441,055

ALLL for loans without impairment	$25,649	$2,105	$27,754	$8,910	$8,701	$5,370	$22,981	$50,735

Reported balance of loans without impairment	$1,919,980	$19,731	$1,939,711	$856,625	$1,598,285	$464,089	$2,918,999	$4,858,710

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $49.2 million and $0.7 million, respectively.

	Nine months ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total
Balance at beginning of period	$58,369	$4,957	$63,326	$12,908	$8,628	$17,747	$39,283	$102,609
Provision for loan and lease losses	100,270	419	100,689	26,756	3,570	23,788	54,114	154,803
Losses charged to the allowance	(58,175)	(3,279)	(61,454)	(18,929)	(1,240)	(32,699)	(52,868)	(114,322)
Recoveries	1,195	852	2,047	600	36	—	636	2,683

Balance at end of period	$101,659	$2,949	$104,608	$21,335	$10,994	$8,836	$41,165	$145,773

Reported balance of loans (1)	$3,179,082	$25,866	$3,204,948	$1,116,418	$1,565,197	$264,936	$2,946,551	$6,151,499

ALLL for loans with impairment	$76,298	$—	$76,298	$12,270	$1,860	$6,820	$20,950	$97,248

Reported balance of loans with impairment	$898,104	$—	$898,104	$267,335	$8,325	$126,125	$401,785	$1,299,889

ALLL for loans without impairment	$25,361	$2,949	$28,310	$9,065	$9,134	$2,016	$20,215	$48,525

Reported balance of loans without impairment	$2,280,978	$25,866	$2,306,844	$849,083	$1,556,872	$138,811	$2,544,766	$4,851,610

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans on savings deposits of $66.0 million and $1.0 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s recorded investment (unpaid principal balance net of partial charge-offs and other amounts which reduce credit risk) in impaired loans, the contractual unpaid principal balance, and the related allowance, as of September 30, 2013 and December 31, 2012.

	September 30, 2013				December 31, 2012
(In thousands)	UPB	Recorded Investment	Related Allowance	Reserve % (1)	UPB	Recorded Investment	Related Allowance	Reserve % (1)
With no allowance recorded at the report date:

Residential	$377,315	$301,974	$—	—%	$—	$—	$—	—%

Total consumer	377,315	301,974	—	—%	—	—	—	—%

Commercial real estate	306,066	242,867	—	—%	186,516	145,918	—	—%
Commercial & industrial	23,947	7,146	—	—%	14,637	1,943	—	—%
Construction & land	96,517	95,261	—	—%	111,896	110,769	—	—%

Total commercial	426,530	345,274	—	—%	313,049	258,630	—	—%

With allowance recorded at the report date:
Residential	756,556	732,355	54,840	7.49%	1,074,328	1,000,042	57,931	5.79%

Total consumer	756,556	732,355	54,840	7.49%	1,074,328	1,000,042	57,931	5.79%

Commercial real estate	41,225	36,436	5,564	15.27%	121,140	106,454	10,537	9.90%
Commercial & industrial	168	167	47	28.14%	7,632	7,565	1,445	19.10%
Construction & land	24,890	24,849	2,114	8.51%	21,788	21,698	3,702	17.06%

Total commercial	66,283	61,452	7,725	12.57%	150,560	135,717	15,684	11.56%

Total
Residential	1,133,871	1,034,329	54,840	5.30%	1,074,328	1,000,042	57,931	5.79%

Total consumer	1,133,871	1,034,329	54,840	5.30%	1,074,328	1,000,042	57,931	5.79%

Commercial real estate	347,291	279,303	5,564	1.99%	307,656	252,372	10,537	4.18%
Commercial & industrial	24,115	7,313	47	0.64%	22,269	9,508	1,445	15.20%
Construction & land	121,407	120,110	2,114	1.76%	133,684	132,467	3,702	2.79%

Total commercial	492,813	406,726	7,725	1.90%	463,609	394,347	15,684	3.98%

Total	$1,626,684	$1,441,055	$62,565	4.34%	$1,537,937	$1,394,389	$73,615	5.28%

(1)	Represents the amount of related allowance to recorded investment.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following tables provide the Company’s average recorded investment in its impaired loans as of September 30, 2013 and 2012, and the related interest income recognized on these loans during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013		2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$1,032,601	$9,549	$915,691	$6,802

Total consumer	1,032,601	9,549	915,691	6,802

Commercial
Commercial real estate	278,945	1,357	268,585	1,219
Commercial & industrial	7,410	54	16,246	96
Construction & land	123,008	238	135,968	215

Total commercial	409,363	1,649	420,799	1,530

Total	$1,441,964	$11,198	$1,336,490	$8,332

	Nine months ended September 30,
	2013		2012
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$1,024,179	$19,099	$920,806	$20,407

Total consumer	1,024,179	19,099	920,806	20,407

Commercial
Commercial real estate	272,320	4,011	258,275	3,629
Commercial & industrial	8,481	159	12,875	285
Construction & land	124,440	704	139,981	641

Total commercial	405,241	4,874	411,131	4,555

Total	$1,429,420	$23,973	$1,331,937	$24,962

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

12. Accounts Receivable

The Company reported accounts receivable of $35.3 million and $41.6 million as of September 30, 2013 and December 31, 2012, respectively. Total accounts receivable include $13.4 million and $17.6 million related to claims for loans foreclosed to FHA and VA as of September 30, 2013 and December 31, 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

13. Servicing Activities

The change in servicing assets measured using the fair value method for the three months and nine months ended September 30, 2013 and 2012 are presented below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$98,137	$108,665	$99,962	$112,303
Capitalization of servicing assets	2,854	3,987	11,056	9,047
Sales of servicing assets (1)	—	—	(1,783)	—
Servicing release due to repurchase (2)	(453)	(217)	(1,190)	(681)
Change in fair value and amortization	(1,801)	(8,399)	(9,308)	(16,633)

Balance at end of period (3)	$98,737	$104,036	$98,737	$104,036

(1)	Amount represents MSR sales related to $123.7 million in principal balance of mortgage loans for the nine months ended September 30, 2013.
(2)	Amount represents the adjustment of MSR fair value related to the repurchase of $35.9 million and $15.8 million in principal balance of mortgage loans serviced for others for the three months ended September 30, 2013 and 2012, respectively, and $90.7 million and $48.3 million for the nine months ended September 30, 2013 and 2012, respectively.
(3)	Outstanding balance of loans serviced for third parties totaled $7.3 billion and $7.7 billion as of September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, respectively, the outstanding balance includes $5.0 million and $6.1 million of loans being serviced under sub-servicing arrangements.

The Company recognizes as assets the right to service loans for others and records these assets at fair value. The fair value of the Company’s MSRs is determined based on a combination of market information on trading activity (servicing asset trades and broker valuations), benchmarking of servicing assets (valuation surveys) and cash flow modeling. The valuation of the Company’s servicing assets incorporates two sets of assumptions: (i) market derived assumptions for discount rate, servicing costs, escrow earnings rate, float earnings rate and cost of funds and (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. The CPR assumptions employed for the valuation of the Company’s servicing assets at September 30, 2013 were 8.1%, compared to 8.2% for the corresponding 2012 period.

Discount rate assumptions for the Company’s servicing assets were stable at September 30, 2013 and 2012, which were 11.0% and 11.2%, respectively.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s servicing assets at September 30, 2013 and 2012 was 7.1 years and 7.1 years, respectively. Any projection of the expected weighted-average remaining life of servicing assets is limited by conditions that existed at the time the calculations were performed.

At September 30, 2013 and December 31, 2012, fair values of the Company’s retained interest were based on internal models that incorporate market driven assumptions, such as discount rates, prepayment speeds and implied forward LIBOR rates (in the case of variable IOs). For additional information regarding the fair value measurement of IOs, refer to note 26.

The weighted-averages of the key economic assumptions used by the Company in its internal models and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at September 30, 2013, were as follows:

(Dollars in thousands)	Servicing Assets	Interest-Only Strips
Carrying amount of retained interest	$98,737	$35,241
Weighted-average expected life (in years)	7.1	6.5
Constant prepayment rate (weighted-average annual rate)	8.1%	6.2%
Decrease in fair value due to 10% adverse change	$(3,770)	$(483)
Decrease in fair value due to 20% adverse change	$(6,991)	$(1,152)
Residual cash flow discount rate (weighted-average annual rate)	11.0%	13.0%
Decrease in fair value due to 10% adverse change	$(4,202)	$(1,051)
Decrease in fair value due to 20% adverse change	$(7,758)	$(2,215)

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

This methodology used in the valuation model of the IOs resulted in a CPR of 6.2% and 7.5% at September 30, 2013 and 2012, respectively. The change in the CPR between 2013 and 2012 was due mostly to a decrease in the refinance activity of its portfolio during 2013.

The Company continued to benchmark its internal assumptions for setting its liquidity/credit risk premium to a third party valuation provider. This methodology resulted in a discount rate of 13.0% at both September 30, 2013 and 2012.

The activity of interest-only strips is shown below:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Balance at beginning of period	$36,269	$42,841	$41,669	$43,877
Amortization	(1,369)	(1,475)	(4,026)	(4,761)
Gain (loss) on the IO value	341	1,564	(2,402)	3,814

Balance at end of period	$35,241	$42,930	$35,241	$42,930

The (loss) gain in IO value results from the change in market interest rates during the period, which generally results in losses when interest rates increase and gains when interest rates decrease.

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of September 30, 2013, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)
Change in Interest Rates (Basis Points)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
200	4.06%	7.4	$(5,695)	(16.20)%
100	5.16%	6.9	(3,275)	(9.30)%
50	5.66%	6.7	(1,705)	(4.80)%
Base	6.23%	6.5	—	—%
-50	6.70%	6.3	1,375	3.90%
-100	7.50%	6.0	1,843	5.20%
-200	8.52%	5.6	2,954	8.40%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Servicing Related Matters

At September 30, 2013, escrow funds and custodial accounts included approximately $73.8 million deposited with Doral Bank. These funds are included within the cash and due from banks caption in the Company’s accompanying consolidated financial statements. Escrow funds and custodial accounts also included approximately $29.6 million deposited with other banks, which were excluded from the Company’s assets and liabilities. The Company had fidelity bond and errors and omissions coverage of $30.0 million and $20.0 million, respectively, as of September 30, 2013.

14. Sale and Securitization of Mortgage Loans

For the three months and nine months ended September 30, 2013, the unpaid principal balance of loan securitizations and loan sales totaled $179.5 million and $672.8 million, respectively, and $233.2 million and $534.4 million for the comparable 2012 periods. Loans with servicing rights released or derecognized due to repurchases totaled $90.7 million and $48.3 million for the nine months ended September 30, 2013 and 2012, respectively.

Under most of the servicing agreements, the Company is required to advance funds to make scheduled payments to investors if payments due have not been received from the mortgagors. At September 30, 2013 and December 31, 2012, mortgage servicing advances totaled $85.8 million and $72.7 million, respectively, net of a reserve for possible losses of $12.1 million and $11.2 million, respectively.

In general, the Company’s servicing agreements are terminable by the investors for cause. The Company’s servicing agreements with FNMA permit FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected the Company’s ability to satisfactorily service the mortgage loans. Approximately 29% of Doral Financial’s mortgage loan servicing on behalf of third parties relates to mortgage servicing for FNMA. Termination of the Company’s servicing rights with respect to FNMA or other parties for which it provides servicing could have a material adverse effect on the results of operations and financial condition of Doral Financial. As of September 30, 2013, no servicing agreements have been terminated.

15. Real Estate Held for Sale, net

The Company acquires real estate held for sale through foreclosure proceedings. Real estate held for sale, net totaled $126.3 million and $111.9 million as of September 30, 2013 and December 31, 2012, respectively.

The following table provides the balances of real estate held for sale, net for the periods indicated:

(In thousands)	September 30, 2013	December 31, 2012
Residential	$81,898	$61,648
Commercial	17,925	22,148
Construction and land	26,499	28,127

Balance at end of period	$126,322	$111,923

The following table presents activity of real estate held for sale, net for the periods indicated:

(Dollars in thousands)	No. of units	Three months ended September 30, 2013	No. of units	Three months ended September 30, 2012	No. of units	Nine months ended September 30, 2013	No. of units	Nine months ended September 30, 2012
Balance at beginning of period	803	$129,487	676	$125,530	661	$111,923	598	$121,153
Additions	118	11,697	95	9,867	457	52,046	266	35,465
Sales	(64)	(13,019)	(72)	(10,232)	(261)	(32,303)	(156)	(24,412)
Retirements	—	—	(9)	(505)	—	—	(18)	(1,076)
Provision for OREO losses	—	(1,843)	—	(5,259)	—	(5,344)	—	(11,729)

Balance at end of period	857	$126,322	690	$119,401	857	$126,322	690	$119,401

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

16. Deposits

The following table summarizes deposit balances as of September 30, 2013 and December 31, 2012,:

(In thousands)	September 30, 2013	December 31, 2012
Brokered deposits	$1,595,947	$1,996,235
Certificates of deposit	1,734,525	1,023,202
Money markets accounts	285,187	154,173
NOW and other transactions accounts	700,981	769,152
Regular savings	316,969	332,630

Total interest-bearing	4,633,609	4,275,392
Non-interest-bearing deposits	346,237	353,472

Total deposits	$4,979,846	$4,628,864

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

As of September 30, 2013 and December 31, 2012, securities sold under agreements to repurchase consisted of the following:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Repurchase agreements with maturities ranging from June 2014 to June 2015 as of September 30, 2013 and July 2013 to June 2015 as of December 31, 2012, at various fixed rates, with the weighted average rate of 2.34% and 2.19% at September 30, 2013 and December 31, 2012, respectively.	$59,500	$89,500

Structured repurchase agreement with a maturity of February 2014 at a rate of 2.98% at both September 30, 2013 and December 31, 2012, with a callable date of October 2013 and February 2013 as of September 30, 2013 and December 31, 2012, respectively.	100,000	100,000

	$159,500	$189,500

Maximum repurchase agreements outstanding at any month end during the nine month period ended September 30, 2013 was $189.5 million. The approximate average daily outstanding balance of securities sold under repurchase agreements for the nine month period ended September 30, 2013 was $170.4 million. The weighted-average interest of such agreements, computed on a daily basis was 2.72% for the nine month period ended September 30, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

18. Advances from FHLB

Advances from FHLB consisted of the following, as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Non-callable advances at various fixed rates with a weighted average of 3.52% and 3.09%, and maturities ranging from October 2013 to February 2016 and January 2013 to February 2016, at September 30, 2013 and December 31, 2012, respectively.	$983,068	$1,180,413

	$983,068	$1,180,413

Maximum advances outstanding at any month end during the nine months ended September 30, 2013 were $1.0 billion. The approximate average daily outstanding balance of advances from FHLB for the nine months ended September 30, 2013 was $967.8 million. The weighted-average interest of such advances, computed on a daily basis was 3.58% for the nine months ended September 30, 2013.

At September 30, 2013, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.5 billion to secure the above advances from FHLB, which the counterparty is not generally permitted to sell or repledge.

The advances from FHLB are subject to early termination fees.

19. Loans Payable

At September 30, 2013 and December 31, 2012, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and a borrowing with a U.S. third-party secured by a construction line of credit.

Outstanding loans payable consisted of the following:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR with a weighted average of 1.75% and 1.80% at September 30, 2013 and December 31, 2012, respectively, collateralized by residential mortgage loans.	$243,222	$253,877

Secured borrowings with local financial institutions, at fixed interest rates with a weighted average of 7.25% and 7.28% at September 30, 2013 and December 31, 2012, respectively, collateralized by residential mortgage loans.	11,827	12,590

Secured borrowing with a U.S. third-party at 6.50% plus or minus Doral’s rate on the underlying loan (7.36% and 7.29% at September 30, 2013 and December 31, 2012, respectively), collateralized by a construction line of credit, maturing on July 8, 2015.	23,980	3,708

	$279,029	$270,175

The expected maturity date of secured borrowings based on collateral is from October 2013 to December 2025. The maximum loans payable balance outstanding at any month end during the nine months ended September 30, 2013 was $279.0 million. The approximate average daily outstanding balance of loans payable for the nine months ended September 30, 2013 was $271.4 million. The weighted-average interest of such borrowings, computed on a daily basis was 1.95% for the nine months ended September 30, 2013.

At September 30, 2013 and December 31, 2012, the Company had $83.4 million and $94.4 million, respectively, of loans held for sale and $171.2 million and $172.0 million, respectively, of loans receivable that were pledged to secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty. At September 30, 2013 and December 31, 2012, the Company had $24.0 million and $3.7 million of loans receivable pledged as collateral to secure a financing agreement with a US third-party.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

20. Notes Payable

As of September 30, 2013 and December 31, 2012, notes payable consisted of the following:

(In thousands)	September 30, 2013	December 31, 2012

$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	99,369	99,201

$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,684	39,628

$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,585	29,560

Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from December 2013 to December 2029, paying interest monthly.	32,710	36,295

Bonds payable at a fixed rate of 6.25%, with maturities ranging from December 2013 to December 2029, paying interest monthly.	6,900	7,000

Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due on December 2013.	1,907	7,412

$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.50%), due on July 21, 2020, paying interest quarterly commencing on January 2011.	249,867	249,855

$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.47% to 2.90%), due on May 26, 2023, paying interest quarterly commencing on November 2012.	326,604	326,263

$251.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus ranges from 1.45% to 3.25%), due on December 19, 2022, paying interest quarterly commencing on June 2013.	248,848	248,673

	$1,035,474	$1,043,887

Doral Financial is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through AFICA. The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of Doral Financial. As of September 30, 2013, the outstanding principal balance of the bonds was $39.6 million with fixed interest rates, ranging from 6.25% to 6.90%, and maturities ranging from December 2013 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

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

On June 30, 2013, the Commonwealth of Puerto Rico amended the 2011 Code effective for entities with taxable years commencing after December 31, 2012. Major changes to the 2011 Code include an increase in the maximum statutory enacted tax rates from 30% to 39% and the creation of the National Gross Receipts Tax which, in the case of financial institutions, is 1% of gross income, and is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax. This provision is retroactive to January 1, 2013 and, subject to certain limitations, a financial institution will be able to claim 0.5% of gross income as a credit against its regular income tax or the alternative minimum tax. As a result of the new Puerto Rico tax legislation, Doral recognized an income tax benefit of $4.8 million for the six months ended June 30, 2013.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Income Tax (Benefit) Expense

The components of income tax (benefit) expense are summarized below:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Current income tax expense
Puerto Rico	$433	$—	$433	$—
United States	$2,780	$1,237	$4,379	$5,208

Total current income tax expense	3,213	1,237	4,812	5,208
Deferred income tax (benefit) expense:
Puerto Rico	(2,729)	676	(2,265)	(113,541)
United States	(1,499)	(1,364)	(1,404)	(2,957)

Total deferred income tax benefit	(4,228)	(688)	(3,669)	(116,498)

Total income tax (benefit) expense	$(1,015)	$549	$1,143	$(111,290)

Current income tax expense of $4.8 million for the nine months ended September 30, 2013 was related to the growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the US offset by the partial release of the reserve for uncertain tax positions resulting from the closing agreement signed with the US Internal Revenue Service on June 24, 2013. The deferred income tax benefit of $3.7 million for the nine months ended September 30, 2013, resulted mainly from the improved profitability at Doral Financial Corporation due to the conversion of Doral Insurance Agency to a Limited Liability Corporation and electing partnership treatment, and by both the revaluation of the Company’s net deferred tax assets at Doral Financial Corporation and Doral Insurance Agency resulting from the new Puerto Rico tax legislation.

Deferred Tax Components

The Company’s DTA consists primarily of net operating loss carry-forwards, the allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Commonwealth of Puerto Rico, which were entered into in 2004 through 2010. On March 26, 2012 Doral signed a closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral could recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the Closing Agreement, the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico can pay over a five-year period. The Closing Agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to return the overpayments to Doral.

NOLs generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed in Puerto Rico). The NOLs creating deferred tax assets as of September 30, 2013, will expire beginning in 2016 until 2023 for Puerto Rico entities and 2025 through 2033 for United States entities filing in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity for which it was incurred.

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

In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies. The determination of a valuation allowance on DTAs requires judgment based on the weight of all available evidence considering the relative impact of negative and positive evidence.

The Company has three Puerto Rico entities which are currently in a loss position, Doral Bank, Doral Recovery and Doral Recovery II. For purposes of assessing the realization of the DTAs, the loss position for these three entities is considered significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these entities in the future. As of September 30, 2013 and December 31, 2012, based on the

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Company’s evaluation of all available evidence in determining whether the valuation allowance was needed, the Company determined that it was more likely than not that $298.6 million and $284.6 million, respectively, of its gross DTA would not be realized and maintained a valuation allowance for that amount.

Deferred tax assets and liabilities by legal entity were as follows:

	As of September 30, 2013
(Dollars in thousands)	Doral Financial Corporation	Doral Recovery	Doral Bank PR Division (1)	Doral Recovery II	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division (1)	Doral Money, Inc.	Total

Net operating loss carry-forwards	$43,944	$4,434	$173,219	$16,197	$—	$—	$—	$1,187	$238,981
Allowance for loan and lease losses	3,529	2,231	14,514	18,210	—	—	3,332	2,888	44,704
Capital loss carry-forward	3,517	—	15,179	—	—	—	3	—	18,699
Reserve for losses on OREO	848	3,993	643	17,076	—	—	114	—	22,674
Unrealized loss on investment securities available for sale	—	—	—	—	—	—	—	—	—
Other	7,052	603	26,913	2,103	9	1,289	3,926	395	42,290

Gross deferred tax assets	58,890	11,261	230,468	53,586	9	1,289	7,375	4,470	367,348
Valuation allowance	(3,517)	(11,261)	(230,219)	(53,586)	—	—	—	—	(298,583)

Net deferred tax assets	55,373	—	249	—	9	1,289	7,375	4,470	68,765
Differential in tax basis of IOs	(13,744)	—	—	—	—	—	—	—	(13,744)
Other	(1)	—	(215)	—	(77)	—	(1,224)	(259)	(1,776)

Gross deferred tax liabilities	(13,745)	—	(215)	—	(77)	—	(1,224)	(259)	(15,520)

Net deferred tax (liability) asset	$41,628	$—	$34	$—	$(68)	$1,289	$6,151	$4,211	$53,245

	As of December 31, 2012
(Dollars in thousands)	Doral Financial Corporation	Doral Recovery	Doral Bank PR Division (1)	Doral Recovery II	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division (1)	Doral Money, Inc.	Total

Net operating loss carry-forwards	$40,824	$—	$172,443	$—	$1,110	$—	$—	$2,252	$216,629
Allowance for loan and lease losses	3,344	—	43,142	—	—	—	2,360	2,928	51,774
Capital loss carry-forward	4,344	—	15,227	—	—	—	3	—	19,574
Reserve for losses on OREO	3,376	—	15,980	—	—	—	114	—	19,470
Other	9,215	—	27,239	—	412	958	2,254	390	40,468

Gross deferred tax assets	61,103	—	274,031	—	1,522	958	4,731	5,570	347,915
Valuation allowance	(10,550)	—	(274,031)	—	—	—	—	—	(284,581)

Net deferred tax assets	50,553	—	—	—	1,522	958	4,731	5,570	63,334

Differential in tax basis of IOs sold	(12,501)	—	—	—	—	—	—	—	(12,501)
Unrealized gains on investment securities available for sale	(1)	—	(352)	—	—	—	—	—	(353)
Other	—	—	(241)	—	(180)	—	(908)	(435)	(1,764)

Gross deferred tax liabilities	(12,502)	—	(593)	—	(180)	—	(908)	(435)	(14,618)

Net deferred tax asset (liability)	$38,051	$—	$(593)	$—	$1,342	$958	$3,823	$5,135	$48,716

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the PR and US divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39% tax rate in effect under both the 2011 Code and the 1994 Code. As of September 30, 2013, DTAs totaling $321.2 million were at the 39% tax rate, with a valuation allowance of $279.9 million, while DTAs of $30.6 million with a valuation allowance of $18.7 million were at other tax rates.

Taxable PR entities with positive core earnings do not have a valuation allowance on DTAs recorded since they are expected to continue to be profitable. At September 30, 2013, the net DTA associated with these companies, Doral Mortgage, Doral Financial Corporation and Doral Insurance Agency, the latter two which have been treated as a partnership since 2012 for tax purposes, was $42.8 million, compared to $40.4 million at December 31, 2012. In management’s opinion, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Failure to achieve sufficient projected taxable income in the entities with deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.

Management assesses the realization of its DTA at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

As of September 30, 2013 and December 31, 2012, the DTA valuation allowance off-set the following deferred tax assets:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Net operating loss carry-forwards	$193,850	$172,443
Allowance for loan and lease losses	34,955	45,482
Capital loss carry-forward	18,696	19,571
Reserve for losses on OREO	21,712	19,356
Other	29,370	27,729

Total valuation allowance	$298,583	$284,581

Accounting for Uncertainty in Income Taxes

During 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company appealed the finding and on June 24, 2013, the Company entered into a closing agreement with the U.S. Internal Revenue Service allowing the Company to carry forward $2.8 million of its U.S. net operating loss. As a result of the closing agreement, the Company released a portion of its reserve for uncertain tax positions, resulting in an tax benefit of approximately $1.1 million. As of September 30, 2013 and December 31, 2012, the Company had accrued interest and penalties on unrecognized tax benefits of $0.8 million and $1.0 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

22. Guarantees

In the ordinary course of business, at the time of loan sales to third parties, and in certain other circumstances, such as in the event of early or first payment default, the Company makes certain representations and warranties to purchasers and insurers of mortgage loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics and there is a breach of contract of a representation or warranty, or if there is an early payment default, the Company may be required to repurchase the mortgage loan and bear any subsequent losses related to the loan. For the nine months ended September 30, 2013, the Company repurchased loans totaling $4.8 million due to breach of representation or warranty, compared to $6.6 million for the corresponding period in 2012. These repurchases were at fair value and no significant losses were incurred.

The Company’s reserve for losses on repurchased loans due to representation and warranties totaled $0.5 million and $1.0 million as of September 30, 2013 and December 31, 2012, respectively and is included within accrued expenses and other liabilities in the consolidated statement of position.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans while retaining the servicing rights to those loans. These loans are not reflected on the Company’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, the Company is required to advance the scheduled payments of principal, interest and taxes, whether or not collected from the underlying borrower. While the Company expects to recover a significant portion of the amounts advanced through foreclosure or, in the case

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of September 30, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans was $76.2 million and $89.2 million, respectively.

In addition, the Company’s past loan sale activities included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require the Company to repurchase or substitute any loan that is 90 to 120 days or more past due, or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions, such as when the unpaid principal balance of the mortgage loans falls below a specific percentage (normally less than 80%) of the appraised value of the underlying property, or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2013 and December 31, 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $467.4 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to the Company if it were required to repurchase all loans subject to recourse was $422.9 million and $476.7 million, respectively. The Company’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. The Company’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults and industry standard representations and warranties. For the three months and nine months ended September 30, 2013, the Company repurchased at fair value, $6.3 million and $17.2 million in loans pursuant to recourse provisions, compared to $1.9 million and $8.1 million, respectively, for the corresponding 2012 periods.

The Company’s reserve for the amount of credit loss resulting from its recourse exposure totaled $7.0 million and $8.8 million as of September 30, 2013 and December 31, 2012, respectively, and the reserve for other credit-enhanced transactions explained above was $5.1 million and $5.8 million as of September 30, 2013 and December 31, 2012, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included within the accrued expenses and other liabilities section of the consolidated statements of financial condition. The provision for recourse liability is included within the foreclosure and other credit related section of the consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Balance at beginning of period	$7,233	$8,604	$8,845	$10,977
Net charge-offs / termination	(726)	(106)	(2,459)	(1,462)
Provision for recourse liability	471	—	592	—
Release from recourse liability	—	—	—	(1,017)

Balance at end of period	$6,978	$8,498	$6,978	$8,498

23. Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and the maximum contractual recourse exposure.

(In thousands)	September 30, 2013	December 31, 2012
Commitments to extend credit	$537,154	$338,948
Commitments to sell loans	518,472	120,931
Commercial and performance standby letter of credit	—	1,225
Maximum contractual recourse exposure	422,945	476,688

Total	$1,478,571	$937,792

The Company enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and sell loans. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

24. Contingencies

Doral Financial and its subsidiaries are defendants in various lawsuits proceedings arising in the ordinary course of business, including employment related matters. Management believes, after review of the facts of each case with legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

For additional information on Legal Matters and Banking Regulatory Matters refer to note 30 of the consolidated financial statements on the Company’s 2012 Annual Report on Form 10-K, filed with the SEC on March 13, 2013 and to Part II, Item 1 of this Quarterly Report on Form 10-Q.

25. Earnings (Losses) Per Share Data

The following table presents the computation of earnings (losses) per share for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2013	2012	2013	2012
Net loss:
Net loss	$(7,489)	$(32,546)	$(30,216)	$(31,554)
Convertible preferred stock dividend	(2,415)	(2,415)	(7,245)	(7,245)

Net loss attributable to common shareholders	$(9,904)	$(34,961)	$(37,461)	$(38,799)

Weighted-Average Number of Common Shares Outstanding (2)	6,650,896	6,423,021	6,573,439	6,421,896

Net loss per common share (1)(2)	$(1.49)	$(5.44)	$(5.70)	$(6.04)

(1)	Net loss per common share represents both the basic and diluted losses per common share for each of the periods presented.
(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of September 30, 2013, there were 2,000 stock options and 49,977 shares of restricted stock outstanding.

On June 27, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of the State of the Commonwealth of Puerto Rico to effect a 20-for-1 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 19, 2013 with a reverse stock split ratio of between 15-for-1 and 25-for-1 to be determined by the Company’s Board of Directors. The Board of Directors determined a ratio of 20-for-1 for the Reverse Stock Split ratio on June 24, 2013. The Amendment became effective at 4:00pm Eastern Time on June 28, 2013. Upon the effective date of the Reverse Stock Split, every twenty (20) shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock without any change to the par value per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 130,601,272 shares to 6,530,064 shares, and the authorized shares of common stock were reduced from 300,000,000 to 15,000,000. As of September 30, 2013, the number of shares of the Company’s common stock outstanding was 6,650,896. The Reverse Stock Split had no effect on the Company’s authorized shares of preferred stock, which remains at 40 million authorized shares. However, the Reverse Stock Split did have an effect on the preferred stock conversion factor. Stock options and shares of restricted stocks outstanding also reflect the Reverse Stock Split effect.

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

For each of the three months and nine months ended September 30, 2013 and 2012, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Prior to the Reverse Stock Split, each share of the Company’s 4.75% Perpetual Cumulative Convertible Preferred Stock was convertible into 0.31428 shares of Common Stock. Pursuant to the Reverse Stock Split, the Conversion Rate of the 4.75% preferred stock was proportionately reduced to 0.015714. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $15,909.40, or $19,091.28); (b) upon the occurrence of certain corporate transactions; or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $15,909.40, or $20,682.22) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

26. Fair Value of Assets and Liabilities

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis.

	September 30, 2013				December 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$551	$—	$—	$551	$619	$—	$—	$619
IOs	35,241	—	—	35,241	41,669	—	—	41,669
Derivatives	—	—	—	—	15	—	15	—

Total Securities Held for Trading	35,792	—	—	35,792	42,303	—	15	42,288

Securities Available for Sale
Agency MBS	180,658	—	179,522	1,136	207,105	—	205,750	1,355
CMO Government Sponsored Agencies	5,022	—	—	5,022	6,912	—	1,221	5,691
Obligations U.S. Government Sponsored Agencies	44,996	—	44,996	—	44,981	—	44,981	—
Private Securities & Other	26,015	—	—	26,015	28,678	—	—	28,678

Total Securities Available for Sale	256,691	—	224,518	32,173	287,676	—	251,952	35,724

Loans Held for Sale, at fair value	33,883	—	33,883	—	—	—	—	—
Servicing Assets	98,737	—	—	98,737	99,962	—	—	99,962
Interest Rate Lock Commitment (2)	476	—	—	476	—	—	—	—

	$425,579	$—	$258,401	$167,178	$429,941	$—	$251,967	$177,974

Liabilities:
Derivatives (1)	$1,505	$—	$1,505	$—	$142	$—	$142	$—

(1)	Forward contracts included as part of accrued expenses and other liabilities in the consolidated statements of financial condition.
(2)	Included as part of other assets in the consolidated statements of financial condition.

There were no transfers between Level 1 and Level 2 assets and liabilities during the nine months ended September 30, 2013 and the year ended December 31, 2012.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The changes in Level 3 assets and liabilities, measured at fair value on a recurring basis, for the respective periods:

	For the three months ended September 30, 2013
(In thousands)	Balance, beginning of period	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales) and Transfers	Balance, end of period

Securities held for trading
MBS	$560	$(9)	$—	$—	$—	$—	$551
IOs (1)	36,269	(1,028)	—	—	—	—	35,241

Total securities held for trading	36,829	(1,037)	—	—	—	—	35,792

Securities available for sale (2)
Agency MBS	3,780	—	—	(259)	(2,385)	—	1,136
CMO Government Sponsored Agencies	5,169	—	—	(86)	(61)	—	5,022
Private Securities & Other	26,644	—	—	(213)	(416)	—	26,015

Total securities available for sale	35,593	—	—	(558)	(2,862)	—	32,173

Servicing Assets (3)	98,137	(2,253)	2,853	—	—	—	98,737
Interest Rate Lock Commitment	261	215	—	—	—	—	476

	$170,820	$(3,075)	$2,853	$(558)	$(2,862)	$—	$167,178

	For the three months ended September 30, 2012
(In thousands)	Balance, beginning of period	Change in fair value included in the statement of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive loss	Principal repayments and amortization of premium and discount (4)	Purchases / (Sales) and Transfers	Balance, end of period

Securities held for trading
MBS	$622	$9	$—	$—	$—	$—	$631
IOs (1)	42,841	89	—	—	—	—	42,930

Total securities held for trading	43,463	98	—	—	—	—	43,561

Securities available for sale (2)
Agency MBS	1,394	—	—	6	—	—	1,400
CMO Government Sponsored Agencies	6,497	—	—	15	(246)	—	6,266
Non-Agency CMOs	—	—	—	—	—	—	—
Private Securities & Other	29,761	—	—	144	(579)	—	29,326

Total securities available for sale	37,652	—	—	165	(825)	—	36,992

Servicing Assets (3)	108,665	(8,616)	3,987	—	—	—	104,036
Interest Rate Lock Commitment	—	—	—	—	—	—	—

Balance at end of period	$189,780	$(8,518)	$3,987	$165	$(825)	$—	$184,589

(1)	Changes in fair value are recognized in net (loss) gain on trading assets and derivatives in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the three months ended September 30, 2013, IOs had a gain of approximately $0.3 million due to changes in fair value and amortization of $1.4 million. For the three months ended September 30, 2012, IOs had a gain of $1.6 million due to changes in fair value and amortization of $1.5 million.
(2)	OTTI is recognized within non-interest income. Amortization of premiums and discounts are recognized as interest income on mortgage-backed and investment securities.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Changes in fair value of servicing assets are recognized as non-interest income within mortgage loan servicing income. The capitalization of servicing assets is recognized as non-interest income within net gain on loans securitized and sold and capitalization of mortgage servicing.
(4)	Amortization of premium and discount of $0.5 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively, was recognized within interest income from mortgage-backed and investment securities in the consolidated statement of operations.

	For the nine months ended September 30, 2013
(In thousands)	Balance, beginning of period	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Transfers / (Sales)	Balance, end of period

Securities available for trading
MBS	$619	$(68)	$—	$—	$—	$—	$551
IOs (1)	41,669	(6,428)	—	—	—	—	35,241

Total securities held for trading	42,288	(6,496)	—	—	—	—	35,792

Securities available for sale (2)
Agency MBS	1,355	—	—	(119)	(100)	—	1,136
CMO Government Sponsored Agencies	5,691	—	—	(148)	(521)	—	5,022
Other	28,678	—	—	(693)	(1,970)	—	26,015

Total securities available for sale	35,724	—	—	(960)	(2,591)	—	32,173

Servicing assets (3)	99,962	(10,497)	11,055	—	—	(1,783)	98,737
Interest rate lock commitments	—	476	—	—	—	—	476

Balance at end of period	$177,974	$(16,517)	$11,055	$(960)	$(2,591)	$(1,783)	$167,178

	For the nine months ended September 30, 2012
(In thousands)	Balance, beginning of period	Change in fair value included in the Statement of Operations	Capitalization of servicing assets included in the Statement of Operations	Net gains included in other comprehensive income	Principal repayments and amortization of premium and discount (4)	Transfers / (Sales)	Balance, end of period

Securities held for trading
MBS	$721	$(90)	$—	$—	$—	$—	$631
IOs (1)	43,877	(947)	—	—	—	—	42,930

Total securities held for trading	44,598	(1,037)	—	—	—	—	43,561

Securities available for sale (2)
Agency MBS	1,445	—	—	5	(50)	—	1,400
CMO Government Sponsored Agencies	6,748	—	—	196	(678)	—	6,266
Non-Agency CMOs	5,621	(4,881)	—	1,312	(200)	(1,852)	—
Other	29,028	(1,515)	—	1,850	(9,071)	9,034	29,326

Total securities available for sale	42,842	(6,396)	—	3,363	(9,999)	7,182	36,992

Servicing assets (3)	112,303	(17,314)	9,047	—	—	—	104,036
Interest rate lock commitments	—	—	—	—	—	—	—

Balance at end of period	$199,743	$(24,747)	$9,047	$3,363	$(9,999)	$7,182	$184,589

(1)	Changes in fair value are recognized in net (loss) gain on trading activities in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the nine months ended September 30, 2013, the IO had a loss of $2.4 million for change in fair value and an amortization of $4.0 million. For the nine months ended September 30, 2012, the IO had a gain of $3.8 million for change in fair value and an amortization of $4.8 million.
(2)	OTTI is recognized as part of non-interest income. Amortization of premium and discount is recognized as part of interest income on mortgage-backed securities.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

(3)	Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on mortgage loan sales and fees.
(4)	Amortization of premium and discount of $2.7 million and $5.7 million for the nine months ended September 30, 2013 and 2012 respectively is recognized within interest income from MBS in the consolidated financial statements.

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

	As of September 30, 2013
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs		Range of inputs (WA)

IOs	$35,241	Discounted cash flow model	Weighted average remaining life Discount rate Constant prepayment rate		6.5 years 13.0% 6.2%

CMO Government Sponsored Agencies	2,334	Discounted cash flow model	Zero volatility spread or yield curve spread on MBS Weighted average maturity Prepayment speed assumption		0.54% - 0.79% (0.80%)% 120 -129 (114) 350 - 386 (379)

Other and Private Securities	4,876	Linear regression analysis	Collateral term to maturity Collateral coupon Collateral weighted average price Collateral weighted average yield Investment security’s term to maturity Investment security’s coupon	(1) (1) (1) (1) (2) (2)	1.36 - 5.92 (3.89) 3.45 - 5.40 (4.22)% 63.53 - 99.12 (83.72) 4.10 - 14.73 (8.73)% 0.34 3.5%

Servicing asset	98,737	Discounted cash flow model	Weighted average remaining life Discount rate Constant prepayment rate		7.1 years 9.0 - 14.13 (11.0)% 7.48 - 8.66 (8.1)%

Derivatives (IRLCs)	476	Quoted market price approach	Estimated closing rate		85.0%

	As of December 31, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs		Range of inputs (WA)

IOs	$41,669	Discounted cash flow model	Weighted average remaining life Discount rate Constant prepayment rate		5.9 years 13.0% 7.0%

CMO Government Sponsored Agencies	2,474	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS Weighted average maturity Prepayment speed assumption		0.54 - 0.79 (0.67)% 120 - 129 (124) months 405 - 486 (456)

Other and Private Securities	5,006	Linear regression analysis	Collateral term to maturity Collateral Coupon Collateral Weighted average price Collateral Weighted average yield Investment security’s Term to maturity Investment security’s Coupon	(1) (1) (1) (1) (2) (2)	2.13 - 6.69 (4.66) years 3.45 - 5.40 (4.24)% 98.82 - 100.53 (99.73) 3.19 - 7.38 (4.63)% 1.11 years 3.5%

Servicing asset	99,962	Discounted cash flow model	Weighted average remaining life Discount rate Constant prepayment rate		7.1 years 9.0 - 14.13 (11.1)% 7.94 - 9.69 (8.7)%

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Inputs are related to the investment securities’ underlying collateral.
(2)	Inputs are related to the investment securities.

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

The unobservable inputs used in measuring the fair value of securities within the Other category include the security’s term to maturity and coupon rate, as well as the term to maturity, coupon rate, weighted average price and weighted average yield of the mortgages held as collateral. There is an inverse relationship between the collateral’s coupon rate and the fair value of the investment security. Therefore, as the collateral’s coupon rate increases, the fair value measurement will decrease, and vice versa. There is a direct relationship between the collateral’s term to maturity and the fair value of the investment security, in which the security’s fair value will increase as the collateral’s term to maturity increases, and vice versa.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial and non-financial assets subject to fair value measurement on a non-recurring basis at September 30, 2013 and December 31, 2012, and which are still included in the consolidated statement of financial condition as of such dates.

(Dollars in thousands)	Carrying Value	Level 3
September 30, 2013
Loans receivable (1)	$286,452	$286,452
Real estate held for sale (2)	66,775	66,775

Total	$353,227	$353,227

December 31, 2012
Loans receivable (1)	$227,183	$227,183
Real estate held for sale (2)	73,110	73,110

Total	$300,293	$300,293

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.
(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

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

The following table summarizes losses relating to assets classified as Level 3.

	Location of Loss Recognized in	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	the Statement of Operations	2013	2012	2013	2012

Loans receivable	Provision for loan and lease losses	$11,897	$20,619	$31,892	$59,767
Real estate held for sale	Other real estate owned expenses	1,843	5,259	5,344	11,729

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of September 30, 2013 and December 31, 2012. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect in the estimated fair value amounts.

	September 30, 2013
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and due from banks	$547,668	$547,668	$547,668	$—	$—
Restricted cash	149,862	149,862	149,862	—	—
Securities held to maturity	100	46	—	—	46
Securities held for trading	35,792	35,792	—	—	35,792
Securities available for sale	256,691	256,691	—	224,518	32,173
Loans held for sale, at fair value	33,883	33,883	—	33,883	—
Loans held for sale, at lower of cost or market (1)	368,424	373,389	—	—	373,389
Loans receivable, net	6,235,627	6,202,193	—	—	6,202,193
Servicing assets, net	98,737	98,737	—	—	98,737
Interest rate lock commitments	476	476	—	—	476

Financial liabilities:
Deposits	$4,979,846	$5,010,537	$—	$5,010,537	$—
Securities sold under agreements to repurchase	159,500	160,024	—	160,024	—
Advances from FHLB	983,068	944,627	—	944,627	—
Loans payable	279,029	279,029	—	279,029	—
Notes payable	1,035,474	983,958	—	983,958	—
Derivatives	1,505	1,505	—	1,505	—

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$634,432	$634,432	$634,432	$—	$—
Restricted cash	95,461	95,461	95,461	—	—
Securities held for trading	42,303	42,303	—	15	42,288
Securities available for sale	287,676	287,676	—	251,952	35,724
Loans held for sale, at fair value	—	—	—	—	—
Loans held for sale, at lower of cost or market (1)	438,055	439,699	—	—	439,699
Loans receivable, net	6,039,467	5,880,760	—	—	5,880,760
Servicing assets, net	99,962	99,962	—	—	99,962
Interest rate lock commitments	—	—	—	—	—

Financial liabilities:
Deposits	$4,628,864	$4,673,496	$—	$4,673,496	$—
Securities sold under agreements to repurchase	189,500	190,143	—	190,143	—
Advances from FHLB	1,180,413	1,153,681	—	1,153,681	—
Loans payable	270,175	270,175	—	270,175	—
Notes payable	1,043,887	947,669	—	947,669	—
Derivatives	142	142	—	142	—

(1)	Includes $206.5 million and $213.7 million for September 30, 2013 and December 31, 2012, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

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

As of September 30, 2013 and December 31, 2012, the Company had the following derivative financial instruments outstanding:

	September 30, 2013			December 31, 2012
		Fair Value			Fair Value
(In thousands)	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives (non hedges):
Forward contracts	$70,000	$—	$(1,505)	$125,000	$15	$(142)
Interest rate lock commitments	18,379	476	—	—	—	—

Total	$88,379	$476	$(1,505)	$125,000	$15	$(142)

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the offsetting of derivative assets and derivative liabilities in accordance with applicable netting agreements, and their net presentation in the statements of financial condition as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013
(In thousands)	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$1,360	$—	$1,360
Forward contracts	Citigroup Global Markets	$145	$—	$145

	December 31, 2012
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Citigroup Global Markets	$23	$(8)	$15

(In thousands)	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$142	$—	$142
Forward contracts	Citigroup Global Markets	8	(8)	—

Cash Flow Hedges

The Company had previously designated the pay-fixed-interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from the FHLB. As of both September 30, 2013 and December 31, 2012, the Company did not have any pay-fixed-interest rate swaps designated as cash flow hedges. As of September 30, 2013 no unrealized losses on cash flow hedges were recorded in accumulated other comprehensive income. As of September 30, 2012, accumulated other comprehensive income included unrealized gains on cash flow hedges of $0.4 million.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition during the three months ended September 30, 2012. The Company did not have any cash flow derivatives for the three months ended September 30, 2013.

(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive (Loss) Income to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges
September 30, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(365)	$(590)	$1,644

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition during the nine months ended September 30, 2012. The Company did not have any cash flow derivatives for the nine months ended September 30, 2013.

(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive (Loss) Income to Operations	Notional Amount	Fair Value	Accumulated Other Comprehensive Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Income (Loss) to Operations
Cash flow Hedges
September 30, 2012
Interest rate swaps	Interest expense – Advances from FHLB	$50,000	$(365)	$412	$564

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions and their different designations at September 30, 2013 and 2012, respectively. The table also includes net gains on trading assets and derivatives for the periods indicated.

		September 30, 2013
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the Three Months Ended	Net Gain (Loss) for the Nine Months Ended
Derivatives not designated as cash flow hedges:
Forward contracts	Net gain (loss) on trading assets and derivatives	$70,000	$(1,505)	$(273)	$2,197

Interest rate lock commitments	Net gain (loss) on trading assets and derivatives	18,379	476	215	476

		$88,379	$(1,029)	$(58)	$2,673

		September 30, 2012
(Dollars in thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the Three Months Ended	Net Gain (Loss) for the Nine Months Ended
Derivatives not designated as cash flow hedges:
Interest rate caps	Net gain (loss) on trading assets and derivatives	$165,000	$—	$—	$—

Forward contracts	Net gain (loss) on trading assets and derivatives	125,000	(2,287)	(4,580)	(6,295)

		$290,000	$(2,287)	$(4,580)	$(6,295)

The Company held $88.4 million and $125.0 million in notional value of derivatives not designated as hedges at September 30, 2013 and December 31, 2012, respectively.

The Company periodically purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve the purchase of out-of-the-money caps to protect the Company from the adverse effects of rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of September 30, 2013 and December 31, 2012, the Company had no outstanding interest rate caps.

The Company periodically enters into forward contracts to create an economic hedge on its MSRs and mortgage pipeline. As of September 30, 2013, the Company had no outstanding forward contracts hedging its MSRs. The notional amount of forward contracts used to hedge its MSRs as of December 31, 2012 was $50.0 million. As of September 30, 2013 and 2012, the Company had a notional amount of $70.0 million and $100.0 million, respectively, of forward contracts hedging its mortgage pipeline. For the three months and nine months ended September 30, 2013, the Company recorded losses of approximately $0.3 million and gains of approximately $2.2 million, respectively, on forward contracts, including losses of $2.3 million for the nine months ended September 30, 2013 related to the economic hedge on its MSRs. For the three months and nine months ended September 30, 2012, the Company recorded losses of $4.6 million and $6.3 million, respectively, on forward contracts, including gains of $0.2 million and $0.6 million, respectively, related to the economic hedge on its MSRs.

Interest rate lock commitments are commitments with a loan applicant in which the loan terms, including interest rate and price, are guaranteed for a designated period of time subject to credit approval. The Company enters into IRLCs in connection with its residential mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under applicable accounting guidance. As such, these IRLCs are recorded at fair value, with changes in fair value recorded in earnings as a net gain on trading assets and derivatives in the period they occur.

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

Derivative contracts used as economic hedges, such as forward contracts, to which the Company is a party, settle monthly, quarterly or semiannually. Furthermore, the Company has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, the Company’s credit risk exposure related to derivatives contracts at September 30, 2013 and December 31, 2012 was not considered material.

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

On July 28, 2012, the Company and the third party amended the existing credit agreement which, for accounting purposes, extinguished the existing loans receivable and extended new loans bearing interest at three-month LIBOR plus 300 basis points. In the event that the three-month LIBOR rate falls below 1.0%, the rate on the note receivable and the line of credit will be 1.0% plus 300 basis points. All amounts owed to the Company by the third party remained unchanged. As of September 30, 2013, the carrying amount of the note receivable was $92.5 million and the carrying amount of the line of credit was $8.6 million, and are reported as commercial and industrial loans receivable. There are no terms or conditions in the amended loan agreement that would change the Company’s considerations or conclusions related to the accounting for the original transfer of the assets.

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

(In thousands)	September 30, 2013	December 31, 2012
Carrying amount
Loans receivable:
Commercial and industrial	$101,085	$111,884
Construction and land (2)(3)	562,298	285,428
Maximum exposure to loss (1)
Loans receivable:
Commercial and industrial	$101,085	$111,884
Construction and land (2)(3)	562,298	285,428

(1)	Maximum exposure to loss is a required disclosure under GAAP and represents estimated loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, such as where the value of our interests and any associated collateral declines to zero, without any consideration of recovery or offset from any economic hedges. Accordingly, this required disclosure is not an indication of expected loss.
(2)	Does not include construction spot loans and construction development loans to non-developers.
(3)	Net of ALLL of $7.3 million and $6.5 million as of September 30, 2013 and December 31, 2012, respectively.

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

Doral CLO III, Ltd. – On December 19, 2012, the Company, through its Doral Money subsidiary, entered into a $311.0 million CLO arrangement in which mostly U.S. mainland based commercial loans as well as cash were pledged to collateralize AAA, AA, A, BBB and BB rated notes, as well as a non-rated subordinated debt tranche. Doral CLO III, Ltd. raised approximately $251.0 million from third parties and $59.8 million funded by the Company, at a cost of three-month LIBOR plus a spread ranging from 1.45 to 3.25%. Doral CLO III, Ltd. is a variable interest entity created to hold the commercial loans and issue the aforementioned debt. The Company has retained the BBB and BB subordinated notes as of the transaction date and, as such, is entitled to receive the interest on these notes, as well as any excess proceeds attributable to the subordinated, non-rated note after fees and charges, as specified in the indenture agreement. The Company also serves as collateral manager of the assets of Doral CLO III, Ltd. Doral Money is considered the primary beneficiary and, therefore, Doral CLO III, Ltd. is consolidated within the Company’s financial statements.

A CLO is a securitization where a special purpose entity purchases a pool of assets consisting of loans and issues multiple tranches of equity or notes to investors. Typically, the asset manager has power over the significant decisions of the VIE through its discretion to manage the assets of the CLO.

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

The classifications of assets and liabilities on the Company’s consolidated statements of financial condition associated with the consolidated VIEs follow:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Carrying amount
Cash	$76,400	$85,179
Loans held for sale, at lower of cost or market	14,450	—
Loans receivable	1,071,034	1,067,640
Allowance for loan and lease losses	(5,318)	(5,526)
Other assets	16,576	17,311

Total assets	1,173,142	1,164,604

Notes payable (third party liability)	825,319	824,791
Other liabilities	2,988	3,327

Total liabilities	828,307	828,118

Net assets	$344,835	$336,486

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

Effective January 1, 2013, the Company redefined its operating segments concurrent with a restructuring plan for its business, as follows: the Puerto Rico segment was renamed Puerto Rico Growth and the Liquidating Operations segment was renamed Recovery. In addition to changing the segment’s name, there are certain differences in how the segments will manage the assets post-restructure reflecting changes in the Company’s strategy.

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

The Company currently operates in the following four reportable segments:

•	Puerto Rico Growth – This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a network of 22 branches in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

•	United States – This segment is the Company’s principal source of growth in the current economic environment. It includes retail banking in the United States which operates three branches in New York and five branches in Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

•	Recovery – This segment includes selected Puerto Rico domiciled performing and non-performing residential mortgage, consumer, commercial real estate, commercial & industrial and construction and land portfolios, as well as repossessed assets (such as real estate held for sale). The Recovery segment’s purpose is to maximize the Company’s returns on these assets by restructuring and, in some cases, liquidating the assets. Periodically, the Company will evaluate non-performing loans and other assets to determine if any should be transferred to the Recovery segment. Prior to January 1, 2013, the Recovery segment (previously Liquidating Operations), was comprised primarily of construction and land portfolios (loans and repossessed assets) that the Company managed as part of its workout function. As part of its redefinition of reportable segments, during the three months ended March 31, 2013, the Company transferred approximately $1.6 billion in loans and $110.6 million in repossessed assets from the Puerto Rico Growth segment to the Recovery segment. Doral is reflecting the reclassified loans and related income and expenses in the appropriate segment beginning with the March 31, 2013 Form 10-Q.

•	Treasury – The Company’s treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

The Corporate group includes expenses and assets assigned to the Company’s areas that give support to the four business segments described above.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies and detailed in the Company’s notes to the consolidated financial statements included in the 2012 Annual Report on Form 10-K, filed with the SEC on March 13, 2013, as well as in note 2 of the accompanying consolidated financial statements.

The following table presents financial information for the four reportable segments for the three months and nine months ended September 30, 2013 with the new reportable segment structure. Management determined that it was impracticable to present the segment information for the current period under the previous basis of segmentation. Management also determined that it was impracticable to change the composition of reportable segments for earlier periods to match the new reportable segment structure; therefore, the Company has presented its prior segment information using the previous reportable segment structure.

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial information of the four reportable segments for the three months ended September 30, 2013 with the redefined reportable segment structure:

	Three months ended September 30, 2013
(Dollars in thousands)	Puerto Rico Growth	United States	Treasury	Recovery	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$21,693	$27,279	$(2,701)	$11,358	$—	$—	$57,629
Intersegment net interest (loss) income	(683)	(756)	2,300	(742)	(119)	—	—
Total net interest income (loss)	21,010	26,523	(401)	10,616	(119)	—	57,629
Provision for loan and lease losses	1,636	1,545	—	13,214	—	—	16,395
Non-interest income (loss)	17,392	1,372	(123)	8	—	—	18,649
Depreciation and amortization	2,066	579	—	3	132	—	2,780
Non-interest expense	27,332	12,680	1,225	16,658	7,712	—	65,607
Net income (loss) before income taxes	7,368	13,091	(1,749)	(19,251)	(7,963)	—	(8,504)
Identifiable assets	2,512,809	2,716,381	1,046,679	1,866,432	427,242	—	8,569,543

The following table presents financial information of the four reportable segments for the three months ended September 30, 2012 with the previous reportable segment structure:

	Three months ended September 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$38,725	$22,916	$(9,401)	$3,998	$—	$—	$56,238
Intersegment net interest (loss) income	(4,893)	(1,139)	7,752	(1,720)	—	—	—
Total net interest income (loss)	33,832	21,777	(1,649)	2,278	—	—	56,238
Provision for loan and lease losses	29,496	1,977	—	2,940	—	—	34,413
Non-interest income (loss)	15,716	1,474	2,444	—	(2)	—	19,632
Depreciation and amortization	2,830	432	—	—	7	—	3,269
Non-interest expense	46,342	8,422	4,062	6,847	4,512	—	70,185
Net (loss) income before income taxes	(29,120)	12,420	(3,267)	(7,509)	(4,521)	—	(31,997)
Identifiable assets	5,907,639	2,301,427	3,071,474	546,521	—	(3,447,050)	8,380,011

The following table presents financial information of the four reportable segments for the nine months ended September 30, 2013 with the redefined reportable segment structure:

	Nine months ended September 30, 2013
(Dollars in thousands)	Puerto Rico Growth	United States	Treasury	Recovery	Corporate	Intersegment Eliminations	Total
Net interest income (loss) from external customers	$74,342	$77,491	$(7,685)	$24,752	$—	$—	$168,900
Intersegment net interest (loss) income	(1,931)	(1,929)	6,403	(2,219)	(324)	—	—
Total net interest income (loss)	72,411	75,562	(1,282)	22,533	(324)	—	168,900

Provision for loan and lease losses	4,905	1,942	—	33,807	—	—	40,654
Non-interest income (loss)	56,899	5,312	(2,361)	8	—	—	59,858
Depreciation and amortization	6,888	1,520	1	8	385	—	8,802
Non-interest expense	90,737	36,604	3,730	49,048	28,256	—	208,375
Net income (loss) before income taxes	26,780	40,808	(7,374)	(60,322)	(28,965)	—	(29,073)
Identifiable assets	2,512,809	2,716,381	1,046,679	1,866,432	427,242	—	8,569,543

Doral Financial Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents financial information of the four reportable segments for the nine months ended September 30, 2012 with the previous reportable segment structure:

	Nine months ended September 30, 2012
(Dollars in thousands)	Puerto Rico	United States	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$115,371	$65,069	$(29,454)	$12,763	$—	$—	$163,749
Intersegment net interest (loss) income	(23,653)	(4,106)	32,222	(4,463)	—	—	—
Total net interest income	91,718	60,963	2,768	8,300	—	—	163,749
Provision for loan and lease losses	121,373	4,376	—	29,054	—	—	154,803
Non-interest income (loss)	51,577	3,295	285	—	(2)	—	55,155
Depreciation and amortization	8,942	1,191	—	2	25	—	10,160
Non-interest expense	126,569	23,017	11,221	21,402	14,576	—	196,785
Net (loss) income before income taxes	(113,589)	35,674	(8,168)	(42,158)	(14,603)	—	(142,844)
Identifiable assets	5,907,639	2,301,427	3,071,474	546,521	—	(3,447,050)	8,380,011

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

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors (including our management’s ability to identify and manage these and other risks) that could cause actual results to differ materially from those contained in any forward-looking statement:

•	the continued recessionary conditions of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets that adversely affect the general economy, housing prices and absorption, the job market, consumer confidence and spending habits leading to, among other things, (i) a further deterioration in the credit quality of our loans and other assets, (ii) decreased demand for our products and services and lower revenue and earnings, (iii) reduction in our interest margins, and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposit;

•	the weakness of the Puerto Rico and United States real estate markets and of the Puerto Rico and United States consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets which have contributed and may continue to contribute to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions and may subject the Company to further risk from loan defaults and foreclosures;

•	uncertainty about whether Doral Financial and Doral Bank will be able to fully comply with the terms and conditions of the written agreement dated September 11, 2012 (the “Written Agreement”) that Doral Financial entered into with the Federal Reserve Bank of New York (“FRBNY”) and the consent order dated August 8, 2012 (the “Consent Order”) that Doral Bank entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “Office of the Commissioner”);

•	uncertainty as to whether the FRBNY, FDIC and/or the Office of the Commissioner will continue to allow us to diversify our business operations through the development of our banking operations in New York and Florida;

•	the operating and other conditions imposed by the FDIC and the Office of the Commissioner under the Consent Order and by the FRBNY under the Written Agreement, which may lead to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs, and an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal and state regulators;

•	our reliance on brokered certificates of deposit and our ability to obtain, on a periodic basis, approval from the FDIC to issue, renew or roll-over brokered certificates of deposit to fund operations and provide liquidity in accordance with the terms of the Consent Order;

•	uncertainty as to what additional regulatory actions the FRBNY, FDIC and/or the Office of the Commissioner may take against us if we fail to comply with the Written Agreement, the Consent Order or any other operating condition imposed by any such regulator or if any such regulator determines our financial, operating or regulatory condition has significantly deteriorated;

•	a credit default by the Commonwealth of Puerto Rico or any of its public corporations or other instrumentalities, and recent and/or future downgrades of the long-term debt ratings of the United States and the Commonwealth of Puerto Rico, which could adversely affect economic conditions in the United States and the Commonwealth of Puerto Rico;

•	a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America;

•	uncertainty about the tax and other revenue raising measures recently adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on different sectors of the Puerto Rico economy;

•	uncertainty about the effectiveness of the various actions undertaken to stimulate the United States economy and stabilize the United States financial markets, and the impact of such actions on our business, financial condition and results of operations;

•	the effect of recently adopted regulatory capital standards applicable to banks and bank holding companies, including the final Basel III requirements and their implementation through rulemaking by the Federal Reserve and the FDIC, including requirements to hold higher levels of regulatory capital and meet higher regulatory capital ratios as a result of final Basel III or other capital standards, and our ability to generate capital internally or raise new capital on favorable terms if required under such capital standards;

•	the extent of our success in our loan modification efforts, as well as the effects of regulatory requirements or guidance regarding loan modifications or changes in such requirements or guidance;

•	changes in interest rates, which may result from changes in the fiscal and monetary policy of the federal government, and the potential impact of such changes in interest rates on our net interest income and the value of our loans and investments;

•	the commercial soundness of our various counterparties of financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•	higher credit losses because of federal or state legislation or regulatory action that either: (i) reduces the amount that our borrowers are required to pay us, or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

•	developments in the regulatory and legal environment for public companies and financial services companies in the United States (including Puerto Rico) as a result of, among other things, the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations adopted and to be adopted thereunder by various federal and state securities and banking regulatory agencies, and the impact of such developments on our business, business practices, capital requirements and costs of operations;

•	the exposure of Doral Financial, as originator of residential mortgage loans, sponsor of residential mortgage loan securitization transactions, or servicer of such loans or such transactions, or in other capacities, to government sponsored enterprises, investors, mortgage insurers or other third parties as a result of representations and warranties made in connection with the transfer or securitization of such loans;

•	residential mortgage borrower performance different than that estimated in the cash flow forecasts for troubled debt restructured loans;

•	the risk of possible failure or circumvention of our controls, practices and procedures, including those designed to protect our networks, systems, computers and data from attack, damage or unauthorized access, and the risk that our risk management policies and/or processes may be inadequate;

•	an increase in our non-interest expense as a result of increases in our FDIC assessments brought about by: (i) additional increases in FDIC deposit insurance premiums and/or special assessments by the FDIC to replenish its insurance fund, or (ii) additional deterioration in our FDIC assessment rating;

•	changes in our accounting policies or in accounting standards, and changes in how accounting standards are interpreted or applied;

•	an adverse change in our ability to attract new clients and retain existing clients;

•	general competitive factors and industry consolidation;

•	the strategies adopted by the FDIC and the three banks, who purchased in April 2010 three other failed banks in Puerto Rico, in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with those “forced bank sales,” which may adversely affect real estate values in Puerto Rico;

•	potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in the 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in the Company’s quarterly and other reports filed with the SEC (including this Quarterly Report on Form 10-Q); and

•	the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in the 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in the Company’s quarterly and other reports filed with the SEC (including this Quarterly Report on Form 10-Q).

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

According to the most recent information published by the Puerto Rico government, the Puerto Rico economy has contracted by approximately 13.4% from the beginning of fiscal year 2007 to the end of fiscal year 2013. The sustained recessionary economic conditions in Puerto Rico are the primary contributing factor to the Company having a high level of non-performing loans and has caused the Company to change its business strategies over time. In 2007, the Company suspended the extension of any new construction loans and land loans in Puerto Rico. In 2008, the Company suspended new commercial lending activities in Puerto Rico as well, focusing on servicing its loans to existing commercial customers. In 2009, the Company further altered its strategy by significantly increasing mortgage loan underwriting standards for loans originated for Puerto Rico borrowers. Despite these actions the Company’s non-performing loans increased as a result of defaults by previous existing customers. In response to the economic difficulties of the Company’s customers, in 2010 the Company initiated programs to modify the credit terms of a significant number of Puerto Rico residential mortgage and commercial borrowers as a means to optimize the performance of our borrowers and the Company. The Company continues to focus on rationalizing the revenue and expense opportunities available in an economically stressed Puerto Rico. As part of our strategy to return the Company to a safe and sound condition in Puerto Rico, the Company re-embarked in 2009 on expanding its U.S. based funding sources and commercial lending to U.S. businesses in order to diversify risk and generate income.

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

Regarding the benefits of the Company’s strategy to develop U.S. funding and lending opportunities, at September 30, 2013, $2.6 billion of the Company’s $6.3 billion gross loans receivable, or 41.62%, are to U.S. operating businesses and individuals for business purposes. Funding sources specific to its U.S. businesses, specifically deposits, borrowings and collateralized loan obligations, aggregated to $2.3 billion as of September 30, 2013, with the remainder of the assets funded by the general funding sources available to Doral Bank. The U.S. based commercial loans have lower defaults than the Company’s Puerto Rico commercial loan portfolio. As a result, of the $29.1 million loss before income taxes, the Company’s U.S. business contributed $40.7 million in income before income taxes over the first nine months of 2013, compared to income before income taxes of $26.8 million from Puerto Rico Growth. The income before income taxes from the U.S. and Puerto Rico Growth operations were offset by a loss before income taxes of $60.3 million, $29.0 million and $7.3 million from Recovery, Corporate and Treasury operations, respectively.

The preparation of financial statements and other financial information in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. These estimates and assumptions include management’s estimates affecting the allowance for loan and lease losses, including the provision for loan and lease losses, the conditions under which a loan or security is determined to be accounted for as non-performing, the conditions under which a non-performing loan is returned to accrual status, the circumstances under which a loan is determined to be a TDR, the circumstances under which a TDR is no longer reported as a TDR, the valuation of interest only strips and mortgage servicing rights, when a loan is determined to be of such little value it is charged-off, when a security is considered to be other than temporarily impaired and the credit loss charged to income, the collectability of other receivables, the estimate of income tax expense and payable and the fair values of financial assets and liabilities. Each of these factors requires subjective judgment and those judgments have a significant impact on the Company’s reported results of operations and disclosures. In 2012, the Company changed its loss provision assumptions to better reflect the ongoing economic and regulatory environment in which it operates in Puerto Rico. Each of the identified factors, as well as others not identified, where management is making subjective judgments because the accounting does not relate to actual cash gain or loss, but is estimated future financial effects, can positively or negatively affect reported earnings. See “Critical Accounting Policies” below.

OVERVIEW OF RESULTS OF OPERATIONS

Net loss for the three months ended September 30, 2013 totaled $7.5 million, compared to a net loss of $32.5 million for the comparable 2012 period. The Company’s net loss decreased $25.1 million, due to a decrease of $18.0 million in the PLLL, a decrease of $5.1 million in non-interest expense, a decrease of $1.6 million in income tax expense and an increase of $1.4 million in net interest income, partially offset by a decrease in non-interest income of $1.0 million.

The Company’s financial results and condition for the three months ended September 30, 2013 included the following:

•	Net interest income for the three months ended September 30, 2013 was $57.6 million, compared to $56.2 million for the corresponding period in 2012. The $1.4 million increase in net interest income for 2013, compared to 2012, was due to a decrease of $2.1 million in interest expense, partially offset by a decrease of $0.7 million in interest income. Interest expense decreased as securities sold under repurchase agreements have matured and are not being replaced. Additionally, older certificates of deposit are maturing and are being replaced by similar duration contracts at lower rates. For the three months ended September 30, 2013, interest income on MBS decreased when compared to the same period in 2012, as the average balance of these securities decreased due to sales occurring during the later part of 2012. This decrease in interest income was partially offset by a slightly higher interest income from the loans portfolio.

•	The provision for loan and lease losses for the three months ended September 30, 2013 was $16.4 million, reflecting a decrease of $18.0 million when compared to the $34.4 million provision for the corresponding 2012 period. The decrease in the PLLL is mostly related to: (i) enhancements in the assumptions of the model; and (ii) a decrease of $24.3 million in charge-offs recorded for the three months ended September 30, 2013 when compared to the same period in 2012.

•	Non-interest income for the three months ended September 30, 2013 was $18.6 million, a decrease of $1.0 million compared to non-interest income of $19.6 million for the corresponding 2012 period. The decrease in non-interest income for the three months ended September 30, 2013, compared to the same period in 2012, resulted largely from: (i) a decrease of $10.6 million in net gain on loans securitized and sold and capitalization of mortgage servicing assets, mostly related to a decrease of $13.0 million in gains on sales of securities held for trading; (ii) a decrease of $2.0 million in net gain on sale of investment securities available for sale due to sales of approximately $152.2 million during the three months ended September 30, 2012; and (iii) a decrease of $0.6 million in commissions, fees and other income, mostly attributable to the insurance business. These decreases were partially offset by: (i) an increase of $7.1 million in mortgage loan servicing income, mostly related to an improvement of $6.4 million in the mark-to-market of the servicing asset; (ii) an increase of $3.3 million in the net gain (loss) on trading assets and derivatives, primarily due to an improvement of $4.7 million in the loss on hedging derivatives, partially offset by a decrease of $1.2 million in the IOs fair value; (iii) an increase of $1.1 million related to the mark-to-market on loans held for sale at fair value; and (iv) a decrease of approximately $0.7 million in the loss on early repayment of debt.

•	Non-interest expense for the three months ended September 30, 2013 was $68.4 million, compared to $73.5 million for the corresponding period in 2012. The $5.1 million decrease in non-interest expense for the three months ended September 30, 2013, compared to the same period in 2012, was due largely to: (i) decreases of $4.1 million in foreclosure and other credit related expenses mostly due to recoverable expenses that the Company is now requiring the borrower to reimburse; (ii) a decrease of $4.0 million in other real estate owned expenses, mostly related to a decrease in the provision for OREO losses; and (iii) a decrease of $1.2 million in advertising expenses, related to reduction in the mortgage business related advertising and in the institutional and community advertisement. These decreases were partially offset by: (i) an increase of $5.7 million in compensation and benefits mostly related to additional headcount in our U.S and loan administration and review functions; (ii) an increase of $0.9 million in professional fees, mostly related to legal fees related to ongoing litigation; and (iii) an increase of $0.6 million in taxes, other than payroll, mostly related to a new volume of business tax in the PR operations.

•	Income tax benefit was $1.0 million for the three months ended September 30, 2013, compared to an income tax expense of $0.5 million for the corresponding period in 2012 mostly due to a revaluation of the Company’s deferred tax asset in light of the new legislation approved by the Commonwealth of Puerto Rico on June 30, 2013.

•	Net loss attributable to common shareholders for the three months ended September 30, 2013 totaled $9.9 million, or a loss of $1.49 per common share, compared to net loss attributable to common shareholders for the corresponding 2012 period of $35.0 million, or a loss of $5.44 per common share.

•	The Company’s loan production for the three months ended September 30, 2013 was $583.1 million, a decrease of $188.0 million, or 24.38%, when compared to the loan production of $771.1 million for the three months ended September 30, 2012. Major components of the decrease in loan production include $111.0 million in residential mortgage loans, $100.0 million and $51.4 million in commercial real estate loans and commercial & industrial loans originated in the US, respectively, partially offset by an increase of $74.2 million in construction development loans originated in the US. The decrease in the Company’s PR residential mortgage loan origination is a reflection of the overall decrease in the refinancing activity in PR. The decrease in the US loan production is mostly related to a $111.0 million refinancing that occurred during the three months ended September 30, 2012.

•	Assets as of September 30, 2013 totaled $8.6 billion compared to $8.5 billion as of December 31, 2012, with an increase of $90.4 million primarily related to an increase of $160.4 million in total loans, net mostly related to the US portfolio; an increase of $13.0 million in mortgage servicing advances; and an increase of $14.4 million in real estate held for sale, net. These increases were partially offset by decreases in: (i) cash and due from banks and restricted cash of $32.4 million; (ii) total investment securities of $46.9 million; (iii) other assets of $14.3 million; and (iv) accounts receivable of $6.4 million.

•	Total deposits of $5.0 billion as of September 30, 2013 increased $351.0 million, or 7.58%, from deposits of $4.6 billion as of December 31, 2012, mostly due to increased deposits in Doral’s US branch network.

•	Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government, as of September 30, 2013 totaled $717.4 million, a decrease of $25.3 million, or 3.4% from December 31, 2012. The decrease in NPLs during the nine months ended September 30, 2013 is primarily related to $141.8 million in loans that were cured, $69.9 million in write-downs, and $36.2 million of loans transferred to OREO, partially offset by an increase of $222.6 million in new non-performing loans.

Table A - Selected Financial Data

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except for share data)	2013	2012	2013	2012
Selected Income Statement Data:
Interest income	$91,634	$92,360	$270,810	$276,137
Interest expense	34,005	36,122	101,910	112,388

Net interest income	57,629	56,238	168,900	163,749
Provision for loan and lease losses	16,395	34,413	40,654	154,803

Net interest income after provision for loan and lease losses	41,234	21,825	128,246	8,946
Non-interest income	18,649	19,632	59,858	55,155
Non-interest expenses	68,387	73,454	217,177	206,945

Loss before income taxes	(8,504)	(31,997)	(29,073)	(142,844)
Income tax (benefit) expense	(1,015)	549	1,143	(111,290)

Net loss	$(7,489)	$(32,546)	$(30,216)	$(31,554)

Net loss attributable to common shareholders	$(9,904)	$(34,961)	$(37,461)	$(38,799)

Net loss per common share (1)(2)	$(1.49)	$(5.44)	$(5.70)	$(6.04)

Accrued dividends, preferred stock	$2,415	$2,415	$7,245	$7,245
Book value per common share (2)	$66.55	$71.45	$66.55	$71.45
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	5,811,391
Weighted average common shares outstanding (2)	6,650,896	6,423,021	6,534,069	6,421,896
Common shares outstanding at end of period (2)	6,650,896	6,423,021	6,650,896	6,423,021

Selected Balance Sheet Data at Period End:
Cash and cash equivalents (Including restricted cash)	$697,530	$491,027	$697,530	$491,027
Total investment securities	346,962	576,934	346,962	576,934
Total loans, net (3)	6,637,934	6,464,993	6,637,934	6,464,993
Allowance for loan and lease losses	113,300	145,773	113,300	145,773
Servicing assets, net	98,737	104,036	98,737	104,036
Total assets	8,569,543	8,380,010	8,569,543	8,380,010
Deposits	4,979,846	4,635,969	4,979,846	4,635,969
Total borrowings	2,457,071	2,617,874	2,457,071	2,617,874
Total liabilities	7,772,474	7,569,020	7,772,474	7,569,020
Preferred equity	352,082	352,082	352,082	352,082
Common equity	442,647	458,908	442,647	458,908
Total stockholders’ equity	794,729	810,990	794,729	810,990
Operating Data:
Loan production	$583,059	$771,078	$1,833,453	$1,776,263
Loan servicing portfolio (4)	7,251,352	7,665,860	7,251,352	7,665,860
Selected Financial Ratios:
Performance:
Net interest margin	3.03%	2.94%	3.01%	2.92%
Return on average assets	(0.35)%	(1.54)%	(0.48)%	(0.51)%
Return on average common equity	(8.70)%	(28.84)%	(10.76)%	(10.55)%
Capital:
Leverage ratio	8.67%	9.32%	8.67%	9.32%
Tier 1 risk-based capital ratio	10.72%	11.94%	10.72%	11.94%
Total risk-based capital ratio	12.07%	13.26%	12.07%	13.26%
Asset quality:
Total NPAs as percentage of net loans receivable portfolio and OREO	13.76%	14.10%	13.76%	14.10%
Total NPAs as percentage of consolidated total assets	10.22%	10.43%	10.22%	10.43%
NPLs to total loans (excluding FHA/VA guaranteed loans)	11.10%	11.53%	11.10%	11.53%
ALLL to period-end loans receivable	1.78%	2.34%	1.78%	2.34%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans)	1.80%	2.37%	1.80%	2.37%
ALLL to NPLs (excluding NPLs held for sale)	15.79%	20.55%	15.79%	20.55%
ALLL to net charge-offs, on an annualized basis	182.01%	88.66%	135.53%	97.75%
Provision for loan and lease losses to net charge-offs	105.35%	83.27%	64.84%	138.66%
Net annualized charge-offs to average loans receivable outstanding	0.93%	2.66%	1.26%	2.46%
Recoveries to charge-offs	12.51%	1.84%	9.08%	2.35%
Other ratios:
Average common equity to average assets	5.29%	5.73%	5.52%	5.95%
Average total equity to average assets	9.42%	9.92%	9.70%	10.22%
Tier 1 common equity to risk-weighted assets	5.68%	6.61%	5.68%	6.61%

(1)	Net loss per common share represents the basic and diluted loss per common share.
(2)	Adjusted to reflect the Company’s 1-for-20 reverse stock split, which was effective June 28, 2013. See note 25.
(3)	Includes loans held for sale.
(4)	Represents the total portfolio of loans serviced for third parties. Excludes $3.9 billion and $3.9 billion of mortgage loans owned by the Company at both September 30, 2013 and 2012, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the Company’s consolidated financial statements and accompanying notes as well as the disclosure of contingent assets and liabilities. Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, investment securities (including identification of those that are other than temporarily impaired), and the collectability of receivables and income taxes. Doral Financial believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of September 30, 2013. However, given the sensitivity of Doral Financial’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition. Critical Accounting Policies are detailed in Part II, Item 7 “Management’s Discussion and Analysis” of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 13, 2013, and also in note 2 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, please refer to note 3 of the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

NET INTEREST INCOME

Net interest income is the excess of interest earned by Doral Financial on its interest-earning assets over the interest incurred on its interest-bearing liabilities. Doral Financial’s net interest income is subject to interest rate risk resulting from repricing and maturity mismatch in the Company’s assets and liabilities. Generally, Doral Financial’s assets have a longer maturity and a longer period to repricing date than its liabilities, which results in lower net interest income in periods of rising short-term interest rates and higher net interest income in periods of declining short-term interest rates. Refer to “Risk Management” below for additional information on the Company’s exposure to interest rate risk.

Three months ended September 30, 2013 vs. 2012

Net interest income for the three months ended September 30, 2013 totaled $57.6 million, an increase of $1.4 million from $56.2 million for the three months ended September 30, 2012. Net interest rate margin increased to 3.03% from 2.94% when comparing the three months ended September 30, 2013 to the same period in 2012. For the three months ended September 30, 2013, the yield on interest-earning assets decreased to 4.82%, from 4.83% for the three months ended September 30, 2012.

It has been the Company’s strategy to reduce the reliance on high-cost brokered deposits, Advances from the FHLB and securities sold under agreements to repurchase and to replace them with deposits and internet-originated certificates of deposit, with lower rates. This strategy has resulted in the Company’s cost of funds reflecting a decrease of 15 basis points, to 1.92% for the three months ended September 30, 2013 from 2.07% for the same period in 2012.

Total interest income for the three months ended September 30, 2013 totaled $91.6 million, compared to $92.4 million for the corresponding 2012 period, a decrease of $0.7 million, or 0.8%, as the yield on interest earning assets decreased when comparing these two periods. The decrease in total interest income for the three months ended September 30, 2013, compared to the corresponding period in 2012, was mostly the result of a decrease of $4.8 million in interest income from residential mortgage loans. Average balances on residential mortgage loans decreased by $247.8 million when comparing September 30, 2013 to September 30, 2012. The decline also reflects a decrease of $1.0 million from interest income on available for sale securities as the average balance on these securities decreased by $264.3 million when comparing September 30, 2013 to September 30, 2012. Additionally, interest income on commercial & industrial loans decreased $1.4 million, as the yield decreased by 41 basis points. These decreases were partially offset by increases of $3.9 million in interest income from construction & land loans, $1.6 million in interest income from commercial real estate loans and $1.8 million in interest income from loans held for sale. The change in the mix of earning assets results from the Company’s strategy to move out of lower-yielding investment securities and to replace maturities of single-family loans with U.S.-based commercial credits, with higher-yields and lower credit risk. Average interest-earning assets decreased by approximately $70.3 million when comparing the three months ended September 30, 2013 to the corresponding 2012 period principally related to a decrease in investment securities partially offset by an increase in loans.

Total interest expense for the three months ended September 30, 2013 totaled $34.0 million, compared to $36.1 million for the corresponding 2012 period, reflecting a decrease of $2.1 million, as the cost of funds decreased by 15 basis points when comparing these two periods. The decrease in total interest expense for the three months ended September 30, 2013, compared to the corresponding period in 2012, was principally the result of: (i) a decrease of $1.5 million in interest expense on deposits as Doral replaced maturing longer term certificates of deposit by renewing like products for like terms at lower rates; and (ii) a decrease of $1.3 million in interest expense on securities sold under agreements to repurchase as securities sold under agreements to repurchase maturing in 2012 and during and the first nine months of 2013 were not replaced. These decreases were partially offset by an increase of $0.8 million in interest expense on notes payable, related to the issuance of approximately $582.0 million in collateralized loan obligations during the latter half of the year 2012. Average interest-bearing liabilities increased by $94.7 million, when comparing the three months ended September 30, 2013 to the corresponding 2012 period.

Nine months ended September 30, 2013 vs. 2012

Net interest income for the nine months ended September 30, 2013 amounted to $168.9 million, an increase of $5.2 million when compared to the corresponding period in 2012. Net interest rate margin increased from 2.92% to 3.01% when comparing the nine months ended September 30, 2013 to the respective 2012 period.

For the nine months ended September 30, 2013, the yield on interest-earning assets decreased by 10 basis points to 4.83%, from 4.93% for the nine months ended September 30, 2012.

During the first nine months of 2013, it has been the Company’s strategy to reduce the reliance on high-cost brokered deposits, advances from the FHLB and securities sold under agreements to repurchase and to replace them with deposits and internet-originated certificates of deposit, with lower rates. This strategy has resulted in the Company’s cost of funds reflecting a decrease of 23 basis points, to 1.97% for the nine months ended September 30, 2013 from 2.20% for the same period in 2012.

Total interest income for the nine months ended September 30, 2013 totaled $270.8 million, compared to $276.1 million for the corresponding 2012 period, a decrease of $5.3 million. The decrease in total interest income for the nine months ended September 30, 2013, compared to the corresponding period in 2012, was principally the result of a decrease of $18.0 million in interest income on residential loans. This decrease reflects the effect, totaling $6.2 million, related to a correction of the cumulative effect of errors in loan modifications from January 1, 2011 through June 30, 2013. As of September 30, 2013, the average balance of residential mortgage loans decreased by $246.1 million when compared to 2012. The decrease in interest income is also related to a reduction of $5.7 million in interest income on available for sale securities as the average balance decreased by $300.1 million when comparing September 30, 2013 to 2012. Interest income on consumer loans also decreased by $1.3 million, to $3.7 million for the nine months ended September 30, 2013 from $5.0 for the same period in 2012. These decreases were partially offset by: (i) an increase of $8.6 million in interest income on commercial real estate loans as the average balance increased by $146.2 million when comparing September 30, 2013 to 2012; (ii) an increase of $8.4 million in interest income on construction and land loans as the average balance increased by $136.3 million when comparing September 30, 2013 to 2012; and (iii) an increase of $3.7 million in interest income on loans held for sale as the average balance increased by $100.9 million when comparing September 30, 2013 to 2012. Total interest-earning assets increased by $15.1 million when comparing the nine months ended September 30, 2013 to the corresponding 2012 period.

Total interest expense for the nine months ended September 30, 2013 totaled $101.9 million, compared to $112.4 million for the corresponding 2012 period, a decrease of $10.5 million. The decrease in total interest expense for the nine months ended September 30, 2013, compared to the corresponding period in 2012, was mostly the result of: (i) a decrease of $7.0 million in interest expense on deposits as Doral replaced maturing longer term certificates of deposit by renewing like products for like terms at lower rates; (ii) a decrease of $4.6 million in interest expense on securities sold under agreements to repurchase as securities sold under agreements to repurchase maturing in 2012 and during the first nine months of 2013 were not replaced; and (iii) a decrease of $2.7 million in interest expense on advances from the FHLB as Doral has prepaid several of the advances during 2013. These decreases were partially offset by an increase of $4.5 million in interest expense on notes payable, related to the issuance of approximately $582.0 million in collateralized loan obligations during the latter half of the year 2012. Average interest-bearing liabilities increased by $112.4 million, when comparing the nine months ended September 30, 2013 to the corresponding 2012 period.

Table B - Average Balance Sheet and Net Interest Income

	Three months ended September 30,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$81,348	$1,676	8.17%	$108,057	$2,030	7.47%
Available for sale securities:
US obligations	44,986	11	0.10%	44,978	17	0.15%
CMO agencies	4,324	49	4.45%	15,013	2	0.04%
Agency MBS	183,612	920	1.99%	434,578	1,899	1.74%
Other and private securities	26,522	219	3.27%	29,165	256	3.49%

Total available for sale securities	259,444	1,199	1.83%	523,734	2,174	1.65%
Total loans held for sale	460,367	4,410	3.80%	360,923	2,625	2.89%
Loans receivable
Consumer:
Residential (1)	3,025,084	40,463	5.31%	3,272,871	45,217	5.50%
Consumer	20,662	1,141	21.90%	28,577	1,584	22.05%

	3,045,746	41,604	5.42%	3,301,448	46,801	5.64%

Commercial:
Commercial real estate	1,113,509	15,606	5.56%	1,052,329	13,999	5.29%
Commercial and industrial	1,560,969	18,948	4.82%	1,554,134	20,425	5.23%
Construction and land	517,249	7,353	5.64%	267,601	3,441	5.12%

	3,191,727	41,907	5.21%	2,874,064	37,865	5.24%

Total loans (2)	6,697,840	87,921	5.21%	6,536,435	87,291	5.31%

Other interest-earning assets	503,433	838	0.66%	444,188	865	0.77%

Total interest-earning assets/interest income	7,542,065	$91,634	4.82%	7,612,414	$92,360	4.83%

Total non-interest-earning assets	989,761			789,973

Total assets	$8,531,826			$8,402,387

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,926,558	$7,100	0.96%	$2,173,005	$4,848	0.89%
Brokered deposits	1,706,223	6,797	1.58%	2,135,573	10,588	1.97%

Total deposits	4,632,781	13,897	1.19%	4,308,578	15,436	1.43%
Securities sold under agreements to repurchase	159,536	1,118	2.78%	349,909	2,398	2.73%
Advances from FHLB	942,083	8,683	3.66%	1,216,712	8,662	2.83%
Notes payable	1,036,495	8,976	3.44%	798,406	8,201	4.09%
Loans payable	271,573	1,331	1.94%	274,121	1,425	2.07%

Total interest-bearing liabilities/interest expense	7,042,468	$34,005	1.92%	6,947,726	$36,122	2.07%

Non-interest bearing deposits	354,415			333,592
Other non-interest bearing liabilities	331,324			288,103

Total non-interest-bearing liabilities	685,739			621,695

Total liabilities	7,728,207			7,569,421
Stockholders’ equity	803,619			832,966

Total liabilities and stockholders’ equity	$8,531,826			$8,402,387

Net interest-earning assets	$499,597			$664,688

Net interest income on a non-taxable equivalent basis		$57,629			$56,238

Interest rate spread (3)			2.90%			2.76%
Interest rate margin (4)			3.03%			2.94%
Net interest-earning assets ratio (5)			107.09%			109.57%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)	Interest income on loans includes approximately $13,000 and $44,000 for the three months ended September 30, 2013 and 2012, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spreads represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

Table C - Average Balance Sheet and Summary of Net Interest Income

	Nine months ended September 30,
	2013			2012
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$101,104	$5,548	7.34%	$92,860	$5,782	8.32%
Available for sale securities:
US obligations	45,536	38	0.11%	44,987	33	0.10%
CMO agencies	4,761	130	3.64%	21,250	316	1.99%
Agency MBS	186,084	2,238	1.61%	460,990	7,223	2.09%
Other and private securities	27,032	627	3.10%	36,238	1,194	4.40%

Total available for sale securities	263,413	3,033	1.54%	563,465	8,766	2.08%
Total loans held for sale	434,793	11,087	3.41%	333,878	7,405	2.96%
Loans receivable
Consumer:
Residential (1)	3,087,439	122,056	5.29%	3,333,570	140,083	5.61%
Consumer	22,293	3,668	22.00%	33,119	4,967	20.03%

	3,109,732	125,724	5.41%	3,366,689	145,050	5.76%
Commercial:
Commercial real estate	1,110,471	46,057	5.55%	964,270	37,500	5.19%
Commercial and industrial	1,558,726	61,359	5.26%	1,461,375	61,654	5.64%
Construction and land	411,407	15,470	5.03%	275,099	7,029	3.41%

	3,080,604	122,886	5.33%	2,700,744	106,183	5.25%

Total loans (2)	6,625,129	259,697	5.24%	6,401,311	258,638	5.40%

Other interest-earning assets	504,067	2,532	0.67%	420,949	2,951	0.94%

Total interest-earning assets/interest income	7,493,713	$270,810	4.83%	7,478,585	$276,137	4.93%

Total non-interest-earning assets	941,110			794,867

Total assets	$8,434,823			$8,273,452

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,647,628	$18,579	0.94%	$2,079,278	$14,472	0.93%
Brokered deposits	1,827,923	23,211	1.70%	2,159,484	34,304	2.12%

Total deposits	4,475,551	41,790	1.25%	4,238,762	48,776	1.54%
Securities sold under agreements to repurchase	170,391	3,472	2.72%	411,296	8,097	2.63%
Advances from FHLB	967,774	25,882	3.58%	1,205,937	28,628	3.17%
Notes payable	1,040,079	26,815	3.45%	677,832	22,353	4.40%
Loans payable	271,421	3,951	1.95%	278,993	4,534	2.17%

Total interest-bearing liabilities/interest expense	6,925,216	$101,910	1.97%	6,812,820	$112,388	2.20%

Non-interest bearing deposits	354,161			324,999
Other non-interest bearing liabilities	337,690			291,627

Total non-interest-bearing liabilities	691,851			616,626

Total liabilities	7,617,067			7,429,446
Stockholders’ equity	817,756			844,006

Total liabilities and stockholders’ equity	$8,434,823			$8,273,452

Net interest-earning assets	$568,497			$665,765

Net interest income on a non-taxable equivalent basis		$168,900			$163,749

Interest rate spread (3)			2.86%			2.73%
Interest rate margin (4)			3.01%			2.92%
Net interest-earning assets ratio (5)			108.21%			109.77%

(1)	Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.
(2)	Interest income on loans includes approximately $96,000 and $160,000 for the nine months ended September 30, 2013 and 2012, respectively, of income from prepayment penalties related to the Company’s loan portfolio.

(3)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.
(4)	Interest rate margin represents net interest income on an annualized basis as a percentage of average interest-earning assets.
(5)	Net interest-earning assets ratio represents average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table D - Net Interest Income Variance Analysis

	Three months ended September 30,
	2013 compared to 2012
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$(533)	$179	$(354)
Available for sale securities:
US obligations	—	(6)	(6)
CMO agencies	(1)	48	47
Agency MBS	(1,223)	244	(979)
Other and private securities	(22)	(15)	(37)

Total available for sale securities	(1,246)	271	(975)
Total loans held for sale	833	952	1,785
Loans receivable
Consumer:
Residential	(3,264)	(1,490)	(4,754)
Consumer	(432)	(11)	(443)

	(3,696)	(1,501)	(5,197)
Commercial:
Commercial real estate	856	751	1,607
Commercial and industrial	92	(1,569)	(1,477)
Construction and land	3,528	384	3,912

	4,476	(434)	4,042
Total loans	1,613	(983)	630

Other interest-earning assets	106	(133)	(27)

Total Interest Income Variance	$(60)	$(666)	$(726)

Interest Expense Variance
Deposits:
Interest bearing deposits	$1,836	$416	$2,252
Brokered deposits	(1,910)	(1,881)	(3,791)

Total deposits	(74)	(1,465)	(1,539)
Repurchase agreements	(1,324)	44	(1,280)
Advances from FHLB	(2,205)	2,226	21
Notes payable	2,212	(1,437)	775
Loans payable	(12)	(82)	(94)

Total Interest Expense Variance	(1,403)	(714)	(2,117)

Net Interest Income Variance	$1,343	$48	$1,391

Table E - Net Interest Income Variance Analysis

	Nine months ended September 30,
	2013 compared to 2012
	Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$484	$(718)	$(234)
Available for sale securities:
US obligations	1	4	5
CMO agencies	(343)	157	(186)
Agency MBS	(3,599)	(1,386)	(4,985)
Other and private securities	(262)	(305)	(567)

Total available for sale securities	(4,203)	(1,530)	(5,733)
Total loans held for sale	2,450	1,232	3,682
Loans receivable
Consumer:
Residential	(10,170)	(7,857)	(18,027)
Consumer	(1,749)	450	(1,299)

	(11,919)	(7,407)	(19,326)
Commercial:
Commercial real estate	5,871	2,686	8,557
Commercial and industrial	3,983	(4,278)	(295)
Construction and land	4,309	4,132	8,441

	14,163	2,540	16,703
Total loans	4,694	(3,635)	1,059

Other interest-earning assets	522	(941)	(419)

Total Interest Income Variance	$1,497	$(6,824)	$(5,327)

Interest Expense Variance
Deposits:
Interest bearing deposits	$3,952	$155	$4,107
Brokered deposits	(4,843)	(6,250)	(11,093)

Total deposits	(891)	(6,095)	(6,986)
Repurchase agreements	(4,893)	268	(4,625)
Advances from FHLB	(6,129)	3,383	(2,746)
Notes payable	10,039	(5,577)	4,462
Loans payable	(123)	(460)	(583)

Total Interest Expense Variance	(1,997)	(8,481)	(10,478)

Net Interest Income Variance	$3,494	$1,657	$5,151

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

Three months ended September 30, 2013 vs. 2012 – The provision for loan and lease losses for the three months ended September 30, 2013 totaled $16.4 million, reflecting a decrease of $18.0 million, when compared to the PLLL for the same period of 2012. The Company recorded charge-offs, net of recoveries, of $15.6 million and $42.1 million for the three months ended September 30, 2013 and 2012, respectively. The provision for loan and lease losses by loan category was:

•	Residential mortgage — provision for loan and lease losses of $11.1 million compared to $28.8 million recorded for the same 2012 period. The decrease in the 2013 provision resulted principally from model assumption enhancements to better reflect loan performance and lower outstanding balances.

•	Commercial real estate — provision for loan and lease losses of $3.3 million compared to $3.4 million for the same 2012 period. The PLLL for the three months ended September 30, 2013 principally reflects reserve requirements for new non-performing loans.

•	Commercial and industrial — reversal of provision for loan and lease losses of $0.3 million for the three months ended September 30, 2013 mostly the result of an enhanced risk-rating provision approach for the leveraged lending business in the US, partially offset by downgrades in the Shared National Credit risk rating.

•	Construction and land — provision for loan and lease losses of $2.1 million compared to a reversal of provision of $2.1 million recorded for the same 2012 period. The PLLL for the three months ended September 30, 2013 reflects declines in the value of collateral supporting loans in the Puerto Rico portfolio.

Nine months ended September 30, 2013 vs. 2012 – The provision for loan and lease losses for the nine months ended September 30, 2013 totaled $40.7 million, reflecting a decrease of $114.1 million, when compared to the PLLL for the same period of 2012. The Company recorded charge-offs, net of recoveries, of $62.7 million and $111.6 million for the nine months ended September 30, 2013 and 2012, respectively. The provision for loan and lease losses by loan category was:

•	Residential mortgage — provision for loan and lease losses of $24.8 million compared to $100.3 million recorded for the same 2012 period. The decrease of $75.5 million consists of: (i) lower allowance requirement as a result of model enhancements to better reflect loan performance; (ii) additional provision recorded during the nine months ended September 30, 2012 due to a change in the methodology relating to residential mortgage loans that were delinquent for more than five years; (iii) a decrease in the charge-offs recorded during the nine months ended September 30, 2013 when compared to the same period in 2012 as Doral’s efforts to maintain updated appraisals on real estate properties collateralizing residential mortgage loans is almost complete; and (iv) a $4.6 million cumulative effect impact related to the second quarter 2013 correction of $6.2 million in overstated forbearance balances on loans modified between January 1, 2011 and June 30, 2013.

•	Commercial real estate — provision for loan and lease losses of $6.7 million compared to $26.8 million recorded for the same 2012 period. The decrease of $20.1 million, or 75.0% resulted principally from: $20.4 million in adjustments recorded during the nine months ended September 30, 2012 to reflect new appraisals received during nine months ended September 30, 2012.

•	Commercial & industrial — provision for loan and lease losses of $3.5 million compared to a provision of $3.6 million recorded for the same 2012 period. The PLLL for the nine months ended September 30, 2013 principally reflects $5.4 million of charge-offs related to the Puerto Rico portfolio in the nine months ended September 30, 2012.

•	Construction & land — provision for loan and lease losses of $5.0 million compared to a provision of $23.8 million recorded for the same 2012 period. The decrease of $18.8 million in the PLLL for the nine months ended September 30, 2013 is mostly driven by a decrease of approximately $28.6 million in value-related charge-offs when compared to the same period in 2012.

The Company’s provision for non-residential loan products appears to be moderating from recent years reflecting that: (i) Doral’s provision expense is nearly entirely the result of loans made to borrowers in Puerto Rico; (ii) the Puerto Rico economy and housing market appears to be deteriorating at a much slower pace than experienced in the past; (iii) Doral’s efforts to obtain updated appraisals on real estate properties collateralizing delinquent loans is nearly completed and; (iv) as Doral has not made new commercial loans in the Puerto Rico market area since 2008, the portfolio is seasoned with relatively fewer new non-performing loans. An additional characteristic of such a mature portfolio of underperforming loans is that many loans individually reviewed for impairment have been written down to their net realizable value, resulting in a low level of allowance for loan and leases losses relative to peers even though credit risks are fully recognized.

Notwithstanding the $4.6 million correction recorded in the second quarter of 2013 related to the incorrect recording of interest income associated with a number of loan modifications, the Company’s PLLL for the residential loan portfolio continues to reflect: (i) the concentration of residential lending to borrowers in Puerto Rico; (ii) the recent past declines in the economy and the continuing high rate of unemployment, although the economy is deteriorating at a much slower pace than experienced in the past; (iii) ongoing efforts to maintain current appraisals on all real estate properties collateralizing delinquent loans; and (iv) the level of recidivism of previously modified residential mortgage loans. During 2013, Doral changed its organizational structure and retained additional internal and external resources to improve the collections, performance and provisioning of its residential and commercial loan portfolios.

Table F - Non-Interest Income

	Three months ended			Nine months ended
	September 30,			September 30,
(Dollars in thousands)	2013	2012	Variance	2013	2012	Variance
Net credit related other-than-temporary impairment losses	$—	$—	$—	$—	(6,396)	$6,396
Net gain on loans securitized and sold and capitalization of mortgage servicing	4,073	14,676	(10,603)	22,564	30,698	(8,134)
Mortgage loan servicing income (net of mark-to-market adjustments):
Servicing fees	6,185	6,466	(281)	18,766	19,511	(745)
Late charges	1,078	1,095	(17)	3,302	3,600	(298)
Prepayment penalties	282	(98)	380	788	7	781
Other servicing fees	296	302	(6)	1,227	744	483
Loss on serial notes and repurchased loans	(972)	(1,628)	656	(5,577)	(3,902)	(1,675)
Mark-to-market adjustment of servicing assets	(2,252)	(8,617)	6,365	(10,496)	(17,315)	6,819

Total mortgage loan servicing income (net of mark-to-market adjustments)	4,617	(2,480)	7,097	8,010	2,645	5,365
Mark-to-market loans held for sale at fair value	1,102	—	1,102	805	—	805
Net gain (loss) on trading assets and derivatives:
Gain (loss) on IO valuation	341	1,564	(1,223)	(2,402)	3,814	(6,216)
Gain (loss) on MSR economic hedge	—	207	(207)	(2,322)	637	(2,959)
(Loss) gain on hedging derivatives	(58)	(4,787)	4,729	4,995	(6,932)	11,927

Net gain (loss) on trading assets and derivatives	283	(3,016)	3,299	271	(2,481)	2,752
Commissions, fees and other income:
Retail banking fees	5,873	6,634	(761)	18,064	19,302	(1,238)
Insurance agency commissions	2,181	2,687	(506)	6,971	7,433	(462)
Other income	976	276	700	3,093	1,013	2,080

Total commissions, fees and other income	9,030	9,597	(567)	28,128	27,748	380
Net gain on early repayment of debt	(456)	(1,186)	730	(249)	(1,186)	937
Net gain on sale of investment securities available for sale	—	2,041	(2,041)	329	4,127	(3,798)

Total non-interest income	$18,649	$19,632	$(983)	$59,858	$55,155	$4,703

Three months ended September 30, 2013 vs. 2012 – Non-interest income of $18.6 million for the three months ended September 30, 2013 decreased by $1.0 million compared to the three months ended September 30, 2012, primarily due to the following:

•	A decrease of approximately $10.6 million, or 72.2%, in net gain on loans securitized and sold and capitalization of mortgage servicing which is principally related to the 24% decrease in loan originations in the current quarter compared to the same period in 2012.

•	An increase of $7.1 million, or 286.2%, in mortgage loan servicing income principally related to the mark-to-market adjustment of the servicing assets.

•	A $1.1 million mark-to-market benefit incurred during the quarter ended September 30, 2013 related to the first quarter 2013 election to hold newly originated residential mortgage loans held for sale at fair value.

•	An increase of $3.3 million, or 109.4%, in net gain on trading assets and derivatives from the same quarter in 2012, comprised of a $4.8 million decrease in the loss on hedging derivatives due to the market movement as it relates to the mortgage pipeline as of September 30, 2013, partially offset by a decrease of $1.2 million in the gain on the IO valuation mostly due to the amortization of the underlying IO mortgage loan portfolio.

•	A quarter over quarter decrease of $2.0 million in the gain on sale of investment securities held for sale as the Company did not sell investment securities during the third quarter of 2013 compared to the same period in 2012, when $152.2 million of investment securities were sold.

Nine months ended September 30, 2013 vs. 2012 – Non-interest income of $59.9 million for the nine months ended September 30, 2013 increased by $4.7 million compared to the nine months ended September 30, 2012, primarily due to the following:

•	A decrease of $6.4 million in other than temporary impairment losses based on sales of certain mortgage backed and other securities sold during the first quarter of 2012. There were no other than temporary impairment losses recognized during the first nine months of 2013.

•	There was an $8.1 million, or 26.5%, decrease in net gain on loans securitized and sold and capitalization of mortgage servicing income despite a 3.9% increase in loan production originated for sale year over year as fewer loans were sold and margins, net of hedging activities, declined.

•	An increase of $5.4 million, or 202.8%, in mortgage loan servicing income, mostly related to an increase of $6.8 million in the mark-to-market adjustment of servicing assets, partially offset by a $0.3 million reduction in late charges and an additional $1.7 million in losses on serial notes and repurchased loans.

•	An increase of $2.8 million in net gain on trading assets and derivatives resulting from an $11.9 million increase in the gain on hedging transactions partially offset by decreases of $6.2 million in the gain (loss) on IO valuation, mostly related to amortization of the underlying mortgage loans portfolio, and $3.0 million in the gain on MSR economic hedge.

•	A decrease of $3.8 million, or 92.0%, in the gain on sale of investment securities available for sale as few securities were sold during the first nine months of 2013 following a restructuring of the investment portfolio late 2012.

Table G - Non-Interest Expense

	Three months ended			Nine months ended
	September 30			September 30
(In thousands)	2013	2012	Variance	2013	2012	Variance
Compensation and benefits	$24,415	$18,704	$5,711	$73,858	55,541	$18,317
Professional services	10,548	9,677	871	32,103	34,974	(2,871)
Occupancy expenses	5,548	5,657	(109)	16,019	15,046	973
Communication expenses	3,681	3,297	384	9,525	10,433	(908)
FDIC insurance expense	5,030	4,745	285	15,142	12,110	3,032
Depreciation and amortization	2,780	3,269	(489)	8,802	10,160	(1,358)
Taxes, other than payroll and income taxes	2,899	2,323	576	9,618	7,554	2,064
Electronic data processing expenses	4,038	4,489	(451)	13,169	11,911	1,258
Corporate insurance	1,703	1,583	120	5,425	4,760	665
Advertising	795	1,961	(1,166)	3,660	5,128	(1,468)
Office expenses	925	504	421	2,696	3,559	(863)
Other	996	4,042	(3,046)	9,546	9,811	(265)
Foreclosure and other credit related expenses	1,812	5,938	(4,126)	6,328	9,810	(3,482)
Other real estate owned expenses	3,217	7,265	(4,048)	11,286	16,148	(4,862)

Total non-interest expense	$68,387	$73,454	$(5,067)	$217,177	$206,945	$10,232

Three months ended September 30, 2013 vs. 2012 – Non-interest expense of $68.4 million for the three months ended September 30, 2013 decreased by $5.1 million, or 6.9%, compared to the same period in 2012. Significant variances in non-interest expense for the three months ended September 30, 2013 compared to 2012 were as follows:

•	Compensation and benefits increased $5.7 million or 30.5%, mostly due to an increase of approximately $5.4 million, or 26.4%, in employee salaries, bonuses and benefits, due to additional headcount in U.S. and loan administration and review functions and increased loss mitigation efforts associated with establishment of the Recovery divisions.

•	Professional service expenses increased by $0.9 million, or 9.0%, with increases of $2.3 million and $0.9 million in the non-recurring advisory and legal categories associated with the communication portal and new employment related law suits, partially offset by decreases of $2.0 million, in other professional fees, $0.3 million in legacy fees and $0.2 million in security expense.

•	Taxes other than payroll increased by $0.6 million, or 24.8%, related to $0.9 million in expense from the new Puerto Rico Gross Revenue Tax, partially offset by a decrease of $0.3 million in municipal taxes between the three months ended September 30, 2013 and the same period in 2012.

•	FDIC insurance expense increased $285 thousand, or 6.0%, due to a change in the calculation methodology and a change in the assessment rating.

•	OREO expense decreased $4.0 million, or 55.7%, associated with the write-down of fewer construction projects during the three months ended September 30, 2013 when compared to the same period in 2012, as new appraised values are not deteriorating at levels experienced in the past.

•	Foreclosure and credit related expenses decreased $4.1 million, or 69.5%, mainly due to a change in policy regarding reimbursement of foreclosure related costs due from investors. Prior to the policy change, these expenses incurred on behalf of investors were included in non-interest expense, whereas currently these foreclosure related costs are recorded as a receivable due from the investors.

•	Advertising expenses decreased $1.2 million, or 59.5%, associated with a $0.7 million decrease in mortgage business related advertising and a $0.4 million decrease in institutional and community advertising as major campaigns ended.

Nine months ended September 30, 2013 vs. 2012 – Non-interest expense of $217.2 million for the nine months ended September 30, 2013 increased by $10.2 million, or 4.9%, compared to the same period in 2012. Significant variances in non-interest expense for the nine months ended September 30, 2013 compared to 2012 were as follows:

•	Compensation and benefits increased $18.3 million, or 33.0%, mostly due to an increase of approximately $20.3 million, or 34.3% in employee salaries, bonuses and benefits due to additional headcount in both the U.S. and Puerto Rico, increased regulatory compliance costs and an increased level of loss mitigation efforts associated with the Recovery divisions, along with a decrease of $0.3 million, or 4.6%, in deferred compensation costs resulting from decreased originations in Puerto Rico mortgage and U.S. commercial lending operations.

•	Professional service expense decreased by $2.9 million, or 8.2%, corresponding to a decreases of $1.4 million, $1.1 million and $1.0 million in non-recurring advisory services, legacy expenses related to the 2006 restatement and security services, respectively, between the nine month periods ended September 30, 2013 and the same period in 2012.

•	FDIC insurance expense increased $3.0 million, or 25.0%, due to a change in the methodology used to calculate the assessment and a change in our assessment rating between periods.

•	Electronic data processing expenses increased $1.3 million, or 10.6%, due to outsourcing of the retail banking core application processes and technology optimization efforts.

•	Taxes other than payroll increased by $2.1 million, or 27.3%, related to a $2.9 million increase resulting from the new Gross Revenue Tax in Puerto Rico which was partially offset by a decrease of $0.5 million in municipal taxes.

•	OREO expense decreased $4.9 million, or 30.1%, due to a decrease in the provision for OREO losses of approximately $6.4, mostly related to the write-down of fewer construction projects during the nine months ended September 30, 2013, when compared to the same period in 2012, as new appraised values are not deteriorating at levels experienced in the past. This decrease was partially offset by an increase of $1.2 million in losses on the sale of OREO.

•	Foreclosure and other credit related expenses decreased $3.5 million, or 35.5%, year-over-year associated with a $4.9 million decrease in foreclosure related expenses, mostly related to a change in policy regarding reimbursement of foreclosure related costs due from investors. Prior to the policy change, these expenses incurred on behalf of investors were included in non-interest expense, whereas now these foreclosure related costs are recorded as a receivable due from the investors. Additionally, foreclosure and other credit related expenses decreased due to a reduction of $0.5 million in the representation and warranties provision and a decrease of $0.3 in the provision for sales of delinquent loans. These decreases were partially offset by an increase of $1.6 million in the recourse provision, as repurchased loans have increased by $9.1 million when compared to the nine months ended September 30, 2012, and an increase of $0.6 million in provision for escrow advances, mostly related to an increase in delinquent loans.

•	Advertising expenses decreased $1.5 million, or 28.6%, with a $0.4 million decrease in mortgage banking related advertising, a $0.6 million decrease in deposit related advertising and a $0.2 million decrease in institutional and community advertising.

INCOME TAXES

For the three months and nine months ended September 30, 2013, Doral Financial recognized income tax benefit of $1.0 million and income tax expense of $1.1 million, respectively, compared to an income tax expense of $0.5 million and an income tax benefit of $111.3 million for the comparable periods of 2012. The components of income tax (benefit) expense are summarized below:

Table H - Income Tax (Benefit) Expense

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2013	2012	2013	2012
Current income tax expense
Puerto Rico	$433	$—	$433	$—
United States	$2,780	$1,237	$4,379	$5,208

Total current income tax expense	3,213	1,237	4,812	5,208
Deferred income tax (benefit) expense:
Puerto Rico	(2,729)	676	(2,265)	(113,541)
United States	(1,499)	(1,364)	(1,404)	(2,957)

Total deferred income tax benefit	(4,228)	(688)	(3,669)	(116,498)

Total income tax (benefit) expense	$(1,015)	$549	$1,143	$(111,290)

The current income tax expense of $3.2 million and $1.2 million, for the three months ended September 30, 2013 and 2012, respectively, was related to the growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. for tax purposes as well as by increased profitability in Doral Mortgage. The deferred income tax benefit of $4.2 million for the three months ended September 30, 2013 resulted mainly from growth in the US operations and from an out-of-period dividend deduction recorded at Doral Financial (see note 1 to the accompanying consolidated financial statements).

Current income tax expense of $4.8 million for the nine months ended September 30, 2013 was related to the growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. offset by the partial release of the reserve for uncertain tax positions resulting from the closing agreement signed with the US Internal Revenue Service on June 24, 2013. The deferred income tax benefit of $3.7 million for the nine months ended September 30, 2013, resulted mainly from the improved profitability at Doral Financial Corporation due to the conversion of Doral Insurance Agency to a Limited Liability Corporation and electing partnership treatment, offset by both the revaluation of the Company’s net deferred tax assets at Doral Financial Corporation and Doral Insurance Agency resulting from the new Puerto Rico tax legislation.

Refer to note 21 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

BALANCE SHEET AND OPERATING DATA ANALYSIS

LOAN PRODUCTION

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Purchases of mortgage loans from third parties were $30.2 million and $128.2 million for the three months and nine months ended September 30, 2013, respectively, compared to $45.0 million and $101.9 million for the corresponding 2012 periods.

The following tables set forth the number and dollar amount of Doral Financial’s loan production for the periods indicated:

Table I - Loan Production

	Three months ended September 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

FHA/VA mortgage loans	$55,303	$—	$55,303	$162,251	$—	$162,251
Conventional conforming mortgage loans	80,212	—	80,212	75,411	—	75,411
Conventional non-conforming mortgage loans	7,942	—	7,942	16,592	—	16,592
Construction development loans	—	100,903	100,903	—	24,359	24,359
Disbursement under existing construction development loans	611	15,707	16,318	15,068	3,618	18,686
Commercial real estate	—	119,155	119,155	—	219,151	219,151
Commercial and industrial (1)	165	202,873	203,038	111,057	143,398	254,455
Consumer loans (1)	173	15	188	146	27	173

Total loan production	$144,406	$438,653	$583,059	$380,525	$390,553	$771,078

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

FHA/VA mortgage loans	$383,016	$—	$383,016	$317,100	$—	$317,100
Conventional conforming mortgage loans	195,323	—	195,323	239,488	—	239,488
Conventional non-conforming mortgage loans	31,645	—	31,645	48,907	1,050	49,957
Construction development loans	—	217,690	217,690	—	39,933	39,933
Disbursement under existing construction development loans	2,373	22,316	24,689	21,812	5,339	27,151
Commercial real estate	—	334,282	334,282	8,298	455,882	464,180
Commercial and Industrial (1)	165	645,931	646,096	111,107	526,694	637,801
Consumer loans (1)	530	182	712	626	27	653

Total loan production	$613,052	$1,220,401	$1,833,453	$747,338	$1,028,925	$1,776,263

(1)	Commercial and consumer lines of credit in consumer loans are included in the loan production according to the credit limit approved.

Loan production decreased $188.0 million, or 24.4%, in the three months ended September 30, 2013 and increased $57.2 million, or 3.2%, for the nine month period ended September 30, 2013 when compared to the corresponding 2012 periods. For the three months ended September 30, 2013, loan production reflects a decrease of $236.1 million, or 62.1%, in P.R. operations and an increase of $48.1 million, or 12.3%, in US operations, when compared to the corresponding 2012 periods. The lower volume in P.R. operations was related to decreases of $106.9 million, $14.5 million and $110.9 million in FHA/VA loans, disbursements under existing construction development loans and commercial and industrial loans, respectively. The higher volume in U.S. operations was mainly driven by increases of $76.5 million, $12.1 million and $59.5 million in construction development loans, disbursements under existing construction development loans and commercial and industrial loans that was partially offset by a decrease of $99.9 million in commercial real estate loans. The decrease in the Company’s PR residential mortgage loan origination is a reflection of the overall decrease in the refinancing activity in PR. The decrease in the US loan production is mostly related to a $111.0 million refinancing that occurred during the three months ended September 30, 2012.

For the nine months ended September 30, 2013, loan production reflects a decrease of $134.3 million or 18.0%, in P.R. operations and an increase of $191.5 million or 18.6%, in US operations, when compared to the corresponding 2012 period. The lower volume in P.R. operations was related to decreases of $44.2 million, $17.3 million, $19.4 million, $8.3 million and $110.9 million in conventional conforming loans, conventional non-conforming loans, disbursements under existing construction development loans, commercial real estate loans and commercial and industrial loans, respectively that was partially offset by an increase of $65.9 million in FHA/VA loans. The higher volume in U.S. operations was comprised of increases of $177.8 million, $17.0 million and $119.2 million in construction & land loans, disbursements under existing construction & land loans and commercial & industrial loans, respectively that was partially offset by a decrease of $121.6 million in commercial real estate loans.

The increase in P.R. residential mortgage loan originations in September of 2012 was driven by low interest rates. P.R. operations also improved its market share through robust marketing efforts capitalizing on the Doral brand with an emphasis on customer awareness and excellence in customer service. The decrease in P.R. commercial and industrial loan originations was mostly due to a certain loan origination related to a refinance of a loan extended to an unconsolidated variable interest entity that was settled during the three months ended September 30, 2012. The increase in U.S. Operation’s loan production Commercial and Industrial loan volume is attributed to the ramp up of the CLO launched in late 2012 (For additional information regarding CLO operations refer to note 28).

The U.S. Operation’s construction loan volume increase is the result of continued expansion by both the Property Finance and Bank Lending business units, the movement towards higher yielding assets and the movement away from lower yielding Commercial Real Estate/Multi-Family loan products.

Doral’s loan production for the three months and nine months ended September 30, 2013 includes $122.5 million and $504.0 million, respectively, of interests in loans acquired from the lead financial institutions through syndications.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the nine months ended September 30, 2013 and 2012 refinancing transactions represented approximately 87% and 81%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

MORTGAGE LOAN SERVICING

Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table J - Loans Serviced For Third Parties

	As of September 30,
(Dollars in Thousands, Except for Average Size of Loans Serviced)	2013	2012
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,714,752	$2,581,052
FHLMC/FNMA	2,454,038	2,605,525
Other conventional mortgage loans (1)(2)	2,082,562	2,479,283

Total portfolio serviced for third parties	$7,251,352	$7,665,860

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,594,352	$7,898,328
Additions to servicing portfolio	672,755	534,431
Servicing released due to repurchases	(90,742)	(48,344)
MSRs sales	(123,740)	—
Run-off (3)	(801,273)	(718,555)

Ending servicing portfolio	$7,251,352	$7,665,860

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	87,664	93,013
Weighted-average interest rate	5.56%	5.87%
Weighted-average remaining maturity (months)	235	235
Weighted-average gross servicing fee rate	0.41%	0.40%
Average servicing portfolio (4)	$7,392,876	$7,769,833
Principal prepayments	$534,386	$468,730
Constant prepayment rate	8.79%	7.44%
Average size of loans	$82,718	$82,417
Servicing assets, net	$98,737	$104,036
Mortgage-servicing advances (5)	$85,763	$69,168

Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.52%	2.45%
90 days or more past due	3.84%	4.56%

Total delinquencies excluding foreclosures	6.36%	7.01%

Foreclosures pending	5.42%	5.19%

(1)	Excludes $3.9 billion and $3.9 billion of mortgage loans owned by Doral Financial at September 30, 2013 and 2012, respectively.
(2)	Includes portfolios of $76.2 million and $94.6 million at September 30, 2013 and 2012, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.
(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.
(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $3.8 billion and $4.0 billion at September 30, 2013 and 2012, respectively.
(5)	Includes reserves for possible losses on principal and interest advances of $12.1 million and $12.5 million at September 30, 2013 and 2012, respectively.

Substantially all of the mortgage loans in Doral Financial’s servicing portfolio are secured by single (one to four individual) family residences located in Puerto Rico. At September 30, 2013 and 2012, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $534.4 million and $468.7 million for the nine month periods ended September 30, 2013 and 2012, respectively. Total delinquencies excluding foreclosures decreased from 7.01% to 6.36% from September 30, 2012 to September 30, 2013. Pending foreclosures increased from 5.19% to 5.42% from September 30, 2012 to September 30, 2013. The Company does not expect significant losses related to these delinquencies and it has a reserve for losses for loans under recourse agreements. Additionally, the Company has not experienced significant losses in the past related to its non-recourse portfolio.

As part of its servicing responsibilities, in some servicing agreements, Doral Financial is required to advance the scheduled payments of principal and/or interest whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA, VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the large number of delinquent loans.

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. The Company’s cash requirements arise mainly from loan originations and purchases of loans, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial believes that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business.

Liquidity of the Parent Company

The parent company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations and its operating expenses. Beyond the amount of unencumbered liquid assets on its balance sheet, the main sources of funds for the holding company are principal and interest payments on its portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The existing written agreement with the Federal Reserve Bank of New York applicable to the holding company and the Consent Order with the FDIC and the Office of the Commissioner, applicable to Doral Bank, require prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Liquidity is managed at the parent company level, which owns the banking and non-banking subsidiaries and at the level of the banking and non-banking subsidiaries.

Liquidity of Doral Financial Corporation

During the next twelve months the Company will have to repay approximately $612.1 million in borrowings. The Company anticipates that financing will continue to be available from its deposit customer base, deposits acquired in the markets, collateralized borrowings from the FHLB, collateralized loan obligations, and other sales or securitizations of certain assets. The Company believes that its cash and other current assets, its cash generated from operations, as well as its access to financing sources, are sufficient to meet its operating needs for the next twelve months.

In summary, the Company finances its activities through its cash on hand, deposit acquisition, securities available for sale, borrowings and cash generated from operating activities. The Company’s primary cash outflows include payment of interest on its obligations, lending activities, operating expenses, and repayment of borrowings. As of September 30, 2013, the Company had unrestricted cash and securities available for sale totaling $582.6 million and generated $165.5 million of cash from operations in the first nine months of 2013 (excluding financing and investing activities).

During 2009, the Company announced that, in order to maintain an appropriate liquidity position the board of directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for the Company’s noncumulative preferred stock and the dividends for the second quarter of 2009 for the Company’s cumulative preferred stock. In addition, Doral Financial has not paid dividends on the Company’s common stock since April 2006.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2013 and 2012:

•	merger of Doral Bank FSB into and with Doral Bank;

•	meeting the collateral requirements in relation to non-wire transaction activities cleared through the Federal Reserve Bank system;

•	suspension of payment of dividends on outstanding preferred stock;

•	early repayment of debt;

•	sales of investment securities;

•	repayment of certain long-term callable certificates of deposit;

•	repurchases of GNMA defaulted loans;

•	limitations on the use of brokered deposits as a result of the Consent Order with the FDIC and the Office of the Commissioner and subsequent brokered deposit waivers obtained from the FDIC;

•	adoption of an initiative to moderately-shorten the term on brokered certificates of deposit to improve earnings;

•	launch of alternative deposit channels such as Doral Direct internet platform and deposit listing services;

•	expanding deposit origination activities in Florida and New York markets;

•	on April 26, 2012, the Company entered into a $416.2 million collateralized loan arrangement in which commercial loans were pledged to collateralize $331.0 million from a third party and $85.2 million funded by the Company, paying 3-month LIBOR plus a spread that ranges from 1.47 percent to 2.50 percent. The entity holding the loans is consolidated into Doral and the third party funding is reported as a note payable in the accompanying consolidated financial statements. The third-party financing provides an additional source of liquidity for the Company’s U.S. operations.

•	on December 19, 2012, the Company entered into a $311.0 collateralized loan arrangement in which largely U.S. based commercial loans were pledged to collateralize $251.0 million from a third party and $59.8 million funded by Doral, paying 3-month LIBOR plus a spread that ranges from 1.45 percent to 3.25 percent. The entity holding the loans is consolidated into Doral and the third party financing is reported as a note payable in the accompanying consolidated financial statements. The third party funding provides an additional source of liquidity for the Company’s U.S. operations.

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

The following sections provide further information on the Company’s major funding activities and needs. Also, refer to the consolidated statements of cash flows in the accompanying consolidated financial statements for additional information.

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital position of the Company’s banking subsidiary. The Company’s banking subsidiary relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB, collateralized loan arrangements and repurchase agreements secured by pledges of its securities portfolio and other borrowings. The banking subsidiary has significant investments in loans, which together with the owned mortgage servicing rights; serve as a source of cash from interest and principal received from loan customers. The market liquidity conditions in the national markets for mortgages have improved considerably since 2008.

Cash Sources and Uses

The Company’s sources of cash as of September 30, 2013 include retail and commercial deposits, borrowings under advances from FHLB, repurchase financing agreements, principal repayments and sales of loans and investment securities.

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

Doral Financial’s uses of cash as of September 30, 2013 include the origination and purchase of loans, the purchase of investment securities, the repayment of obligations as they become due and other operational needs. The Company is also required to deposit cash or qualifying securities to meet margin and collateral requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowings and the related average interest rates as of September 30, 2013 and December 31, 2012:

Table K - Sources of Borrowings

	As of September 30, 2013		As of December 31, 2012
	Amount	Average	Amount	Average
(Dollars in thousands)	Outstanding	Rate	Outstanding	Rate
Deposits	$4,979,846	1.04%	$4,628,864	1.25%
Securities sold under agreements to repurchase	159,500	2.74%	189,500	2.61%
Advances from FHLB	983,068	3.52%	1,180,413	3.09%
Loans payable	279,029	2.58%	270,175	2.13%
Notes payable	1,035,474	3.00%	1,043,887	3.23%

As of September 30, 2013, Doral Financial’s banking subsidiary held approximately $4.6 billion in interest-bearing deposits at a weighted-average interest rate of 1.11%. For additional information on the Company’s sources of borrowings, refer to notes 16 to 20 of the consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

The following table presents the average balance and the annualized average rate paid on each deposit type for the period indicated:

Table L - Average Deposit Balance

	Nine months ended		Year ended
	September 30, 2013		December 31, 2012
	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Certificates of deposit	$1,385,226	1.21%	$833,858	1.31%
Brokered deposits	1,827,923	1.70%	2,121,389	2.06%
Regular passbook savings	322,122	0.48%	379,890	0.48%
NOW and other transaction accounts	940,280	0.69%	902,290	0.77%

Total interest-bearing	4,475,551	1.25%	4,237,427	1.50%
Non-interest bearing	354,161	—%	324,274	—%

Total deposits	$4,829,712	1.16%	$4,561,701	1.39%

The following table sets forth the maturities of retail and brokered certificates of deposit having principal amounts of $100,000 or more:

Table M - Certificates of Deposits Maturities

(Dollars in thousands)	September 30, 2013
Certificates of deposit maturing:
Three months or less	$382,551
Over three through six months	411,707
Over six through twelve months	708,914
Over twelve months	1,170,902

Total	$2,674,074

The amounts in the preceding table include $1.4 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of September 30, 2013 and December 31, 2012, Doral Financial’s banking subsidiary had approximately $1.6 billion and $2.0 billion, respectively, in brokered deposits which include certificates of deposit and money market deposits. Brokered deposits are used by the Company´s banking subsidiary as a source of long-term funds. Historically, Doral Financial’s banking subsidiary has been able to replace maturing brokered deposits as needed. Brokered deposits, however, are generally considered to be a somewhat less stable source of funding than deposits obtained through retail bank branches as brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits. In addition, as discussed above, Doral’s banking subsidiary is required to obtain approval from the FDIC to accept, renew or rollover brokered deposits pursuant to the Consent Order with the FDIC and the Office of the Commissioner.

The Company’s banking subsidiary, as a member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of September 30, 2013, Doral Financial’s banking subsidiary had $983.1 million in outstanding advances from the FHLB at a weighted-average interest rate of 3.52%. Refer to note 18 to the consolidated financial statements accompanying this Quarterly Report on Form 10-Q for additional information regarding such advances.

Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The U.S. (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale, securitization and guarantee programs maintained by FHA, VA, HUD, GNMA, FNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding these advances during the time they are outstanding. For the nine months ended September 30, 2013, the average outstanding principal balance of funds advanced by the Company under such servicing agreements was approximately $88.4 million compared to $75.5 million for the corresponding period of 2012. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts. In the past, the Company sold pools of delinquent FHA, VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the initial delinquent status of the loans. As of September 30, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans was $76.2 million and $89.2 million, respectively, and the average aggregate amount of funds advanced by the Company was $11.7 million and $13.2 million, respectively.

When the Company sells mortgage loans to third parties (which serve as a source of cash) it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics; investors are generally entitled to require the Company to repurchase such loans.

In addition to its servicing and warranty obligations, the Company’s loan sale activities in the past included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require the Company to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount or limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and the Company is required to repurchase more loans than anticipated, the Company’s liquidity requirements would increase. Please refer to “Off-balance sheet activities” below for additional information on these arrangements.

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of September 30, 2013, the Company’s maximum recourse exposure with FNMA totaled $345.1 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a material adverse effect on the Company’s liquidity and business. Refer to note 23 of the accompanying consolidated financial statements and “Financial Instruments with Off-Balance Sheet Risk” below for additional information on these arrangements.

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

ASSETS AND LIABILITIES

Doral Financial’s total assets were $8.6 billion at September 30, 2013, compared to $8.5 billion at December 31, 2012, an increase of $90.4 million or 1.07%. This increase was due to growth in net loans of $160.4 million and increases in real estate held for sale, mortgage-servicing advances, net deferred tax asset and prepaid income taxes of $14.4 million, $13.0 million, $4.9 million and $1.0 million, respectively. These increases were partially offset by a decline in cash and money market deposit balances of $32.4 million, and a reduction of $46.9 million in investment securities of which $9.5 million was related to mandatory repurchases of FHLB stock. Additionally there were declines of $14.3 million, $6.4 million, and $1.3 million in other assets, accounts receivable and premises and equipment, respectively, along with a decrease of $1.2 million and $0.8 million in servicing assets, and accrued interest receivable, respectively. The decrease in total cash of $32.4 million was due to the pay down of FHLB advances and a reduction in brokered deposits, partially offset by the increase in non-brokered deposits. The $196.2 million increase in loans receivable was attributable to an increase of $355.3 million in commercial loans fueled by growth in the U.S. portfolio related to the CLO launch in late 2012, partially offset by a $181.2 million decrease in residential and consumer loans from the Puerto Rico portfolio and a $22.0 million decrease in the allowance for loan losses as the percentage of high quality U.S. based commercial loans continues to grow.

Total liabilities were $7.8 billion at September 30, 2013, compared to $7.6 billion at December 31, 2012. The $129.0 million increase in total liabilities as of September 30, 2013, when compared to December 31, 2012, was largely due to an increase of $351.0 million in total deposits along with increases of $5.0 million and $8.9 million in accrued expenses and loans payable, respectively, partially offset by decreases of $197.3 million in advances from FHLB, and decreases of $30.0 million and $8.4 million in securities sold under agreements to repurchase and notes payable, respectively. Total deposits increased as the Company grew its retail deposits base by $751.3 million, which is attributable to the continued growth of the U.S. customer base in Florida and New York, partially offset by a $400.3 million decrease in brokered deposits.

CAPITAL

Doral Financial reported total equity of $797.1 million at September 30, 2013, compared to $835.7 million at December 31, 2012. The Company reported accumulated other comprehensive loss (net of tax) of $1.4 million as of September 30, 2013, compared to other comprehensive income (net of tax) of $2.0 million as of December 31, 2012.

Regulatory Capital Ratios

As of September 30, 2013, Doral Bank was in compliance with all the applicable regulatory capital requirements as a state non-member bank (i.e., Total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Consent Order requires Doral Bank to develop a capital plan that details the manner in which Doral Bank will meet and maintain a Tier 1 Capital ratio of at least 8.0%, a Tier 1 Risk-Based Capital ratio of at least 10.0% and a Total Risk-Based Capital ratio of at least 12.0%.

Set forth below are Doral Financial’s and Doral Bank’s regulatory capital ratios as of September 30, 2013 and December 31, 2012, based on existing Federal Reserve and FDIC guidelines.

Table N - Regulatory Capital Ratios

	As of September 30, 2013		As of December 31, 2012		Well Capitalized Minimum (Under FDICIA’s Prompt
	Doral Financial	Doral Bank	Doral Financial	Doral Bank	Corrective Action Provisions)

Total Capital Ratio (Total capital to risk-weighted assets)	12.1%	12.3%	13.2%	12.8%	10.0%
Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets)	10.7%	11.0%	11.9%	11.5%	6.0%
Tier 1 Leverage Ratio (1)	8.7%	8.3%	9.4%	8.2%	5.0%

(1)	Tier 1 capital to average assets

As of September 30, 2013 and December 31, 2012, Doral Bank was in compliance with all the regulatory capital requirements that were applicable to it as a state non-member bank as well as those minimums related to the Consent Order and the Written Agreement.

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

As of September 30, 2013, Doral Financial exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action plan regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. In addition, Doral exceeded the capital ratios set forth as appropriate for Doral Bank by the FDIC in its consent order. The consent order requires Doral Bank to maintain a Tier 1 Capital Ratio of 8%, a Tier 1 Risk-Based Capital Ratio of at least 10%, and a Total Risk-Based Capital Ratio of at least 12%. The Written Agreement with the FRBNY does not provide for any specific capital ratios for Doral Financial Corporation.

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

As of September 30, 2013 and December 31, 2012, Doral Mortgage maintained $24.5 million and $35.3 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

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

The Company’s instruments recorded at fair value on a recurring basis represent approximately 5.0% of the Company’s total assets of $8.6 billion at September 30, 2013, compared with 5.1% of the Company’s total assets of $8.5 billion as of December 31, 2012. Assets for which fair values were measured using significant Level 3 inputs represented approximately 39.3% and 41.4% of these financial instruments at September 30, 2013 and December 31, 2012, respectively.

Refer to note 26 of the accompanying consolidated financial statements for a discussion about the extent to which fair value is used to measure assets and liabilities, the valuation methodologies used, and its impact on earnings.

OFF-BALANCE SHEET ACTIVITIES

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of loan sales to third parties and in certain circumstances, such as in the event of early or first payment default, regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent losses related to the loan. For the nine month periods ended September 30, 2013 and 2012, repurchases were approximately $4.8 million and $6.6 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest and taxes regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of September 30, 2013 and December 31, 2012, the outstanding principal balance of such delinquent loans amounted to $76.2 million and $89.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute loans if they are 90-120 days or more past due or otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans fall below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of September 30, 2013 and December 31, 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $467.4 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $422.9 million and $476.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated Statement of Condition, except for a liability of estimated losses from such recourse agreements, which is included as part of “Accrued expenses and other liabilities” in the Company’s consolidated financial statements. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults. For the three month and nine month periods ended September 30, 2013, the Company repurchased at fair value $6.3 million and $17.2 million of loans, pursuant to recourse provisions, compared to $1.9 million and $8.1 million of loans, for the corresponding periods of 2012. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

Doral Financial’s reserves for its exposure to recourse totaled $7.0 million and $8.8 million as of September 30, 2013 and December 31, 2012, respectively, and the reserve for other credit-enhanced transactions explained above was $5.1 million and $5.8 million as of September 30, 2013 and December 31, 2012, respectively. For additional information regarding the recourse liability activity, refer to Note 22, in the accompanying consolidated financial statements.

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

As part of its interest rate risk management practices, the Company has implemented measures to identify the interest rate risks associated with the Company’s assets, liabilities and off-balance sheet activities. The Company has also developed policies and procedures to control and manage these risks, and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity sensitivity; (iii) effective duration of equity; and (iv) maturity/repricing gaps. The Company’s Asset/Liability Management Policies provide a limit structure for each of these four metrics. A single limit is defined for the effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -100 bps and 100 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are also defined for maturity/repricing mismatches, but management continues to emphasize risk management practices and controls based on net interest income and MVE sensitivity, as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:

•	Net Interest Income Sensitivity. This refers to the relationship between market interest rates and net interest income due to the maturity mismatches and re-pricing characteristics of the Company’s interest-earning assets, interest-bearing liabilities, and off-balance sheet positions. To measure net interest income’s sensitivity to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques forecast net interest income and expense under various rate scenarios in order to measure the interest rate risk exposures of the Company. The primary scenarios considered include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from 12 to 60 months and, therefore, serves as a measure of short to medium-term earnings risk. The basic underlying assumptions used in net interest income simulations include: (i) the Company maintains a static balance sheet; (ii) full reinvestment of funds in similar products/instruments with similar maturity and re-pricing characteristics; (iii) a constant spread; (iv) prepayment rates on mortgages and mortgage related securities are modeled using a multi-factor prepayment model; (v) non-maturity deposit decay and price elasticity assumptions are incorporated, and (vi) the evaluation of embedded options is taken into consideration. To complement and broaden the analysis of earnings risk, the Company also performs earnings simulations for longer time horizons.

•	MVE Sensitivity. MVE sensitivity is used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. The Company uses value simulation techniques for all financial components of the consolidated statement of financial condition. Valuation techniques include static cash flow analysis, stochastic models to qualify value of embedded options, and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the MVE to changes in interest rates. Duration measures the linear change in MVE caused by changes in interest rates, while, convexity measures the asymmetric changes in MVE caused by changes in interest rates due to the presence of options. The duration and convexity analysis combined provide a better understanding of the sensitivity of the MVE to changes in interest rates.

•	Effective Duration of Equity. The effective duration of equity is a broad measure of the impact of interest rate changes on the Company’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.

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

The tables below present the risk profile of Doral Financial (taking into account the derivatives) given a 100-basis point parallel and instantaneous increase or decrease in interest rates, as of September 30, 2013 and December 31, 2012.

Table O - Risk Profile

As of September 30, 2013	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.2)%	1.6%
- 100 BPS	7.0%	2.5%

As of December 31, 2012	Market Value of Equity Risk	Net Interest Income Risk (1)
+ 100 BPS	(6.4)%	0.7%
- 100 BPS	6.5%	(0.1)%

(1)	Based on a change in net interest income over a 12-month horizon.

The net interest income sensitivity measure, adjusted for a 100 basis point parallel and instantaneous rate increase over a 12-month horizon, changed from 0.7% to 1.6% when comparing December 31, 2012 to September 30, 2013.

As of September 30, 2013 the MVE showed lower sensitivity to rising interest rates when compared to December 31, 2012. MVE sensitivity to an increase of 100 basis points in market rates changed from (6.4)% to (6.2)%. The Company continues to actively manage the balance sheet mismatches to maintain the interest rate risk profile in line with targets, mainly through on-balance sheet strategies.

The following table presents the Company’s investment portfolio’s sensitivity to changes in interest rates. The table below assumes parallel and instantaneous increases and decreases of interest rates as of September 30, 2013 and December 31, 2012.

Table P - Investment Portfolio Sensitivity

(In thousands)
	Change in Fair Value of Available for Sale Investment Securities
Change in Interest Rates (Basis Points)	September 30, 2013	December 31, 2012
+100	$(13,845)	$(12,974)
Base	—	—
-100	8,036	6,844

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

Freestanding Derivatives

The Company uses derivatives to manage interest-rate risk and generally accounts for such instruments on a mark-to-market basis, with gains or losses charged to earnings as part of net gain (loss) on trading assets and derivatives in the period they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values are recorded as liabilities, after the application of netting arrangements. The fair values of derivatives entered into via regulated exchanges are determined by market prices. The fair values of derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The interest-rate lock commitments into which the Company enters with borrowers are also deemed freestanding derivatives, with their fair values based on market prices for similar loans, adjusted for unobservable inputs. The notional amounts of freestanding derivatives totaled $88.4 million and $125.0 million as of September 30, 2013 and December 31, 2012, respectively. Notional amounts indicate the volume of derivative activity, but do not represent the Company’s exposure to market or credit risk.

Doral enters into forward TBA contracts to create an economic hedge on its marketable mortgage inventory and on its MSRs. A forward contract is a transaction in which delivery of the underlying instrument is deferred until after the contract has been made. A TBA is a contract used by the Company when selling mortgage backed securities, whereby the seller agrees to deliver the securities but does not announce how many securities will actually be delivered. Although the delivery is made in the future, the price is determined on the initial trade date. As of September 30, 2013, the Company had a total notional amount of $70.0 million on forward contracts hedging its marketable mortgage inventory. For the nine months ended September 30, 2013, Doral recorded gains of approximately $2.2 million on forward contracts.

Derivatives – Hedge Accounting.

The Company designates derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the hedge accounting guidelines. As of September 30, 2013 and December 31, 2012, the Company did not have any derivatives designated as hedges under hedge accounting guidelines.

Periodically, the Company enters into various interest-rate swap agreements to manage its interest rate exposure. Interest-rate swap agreements generally involve the exchange of fixed and floating-rate interest payment obligations without the exchange of the underlying principal. The Company typically uses interest rate swaps to convert floating rate advances from FHLB to fixed-rate advances by entering into pay fixed receive floating swaps. In these cases, the Company matches all of the terms in the advance from the FHLB to the floating leg of the interest rate swap. Since both transactions are symmetrically opposite, the effectiveness of the hedging relationship is high. Non-performance by the counterparty exposes the Company to interest rate risk. The Company did not have interest rate swaps outstanding at September 30, 2013.

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

Loans receivable are loans that the Company holds for investment purposes and, therefore, the Company is exposed to the risk of credit losses over the term of the loans. Because many of the Company’s loans are made to borrowers located in Puerto Rico and secured by properties located in Puerto Rico, the Company is subject to credit risk tied to adverse economic, political or business developments, as well as natural hazards, such as hurricanes, that may affect Puerto Rico. Puerto Rico has experienced depression-level economic conditions since 2006. This island-wide depression has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed, the Company believes that these conditions will continue to affect the credit quality of its loans receivable portfolio. In addition, there is evidence that property values have declined from their peak. This has reduced borrowers’ capacity to refinance and increased the Company’s exposure to loss upon default. The decline in property values and increase in expected defaults are incorporated into the loss rates used for calculating the Company’s allowance for loan and lease losses. There has been significantly less fade in residential real estate values in homes under $250,000 in Puerto Rico, which is the price point for the preponderance of the Company’s residential mortgage loan portfolio, than for higher priced homes.

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

The residential mortgage portfolio includes loans that, at some point, were repurchased pursuant to recourse obligations. Repurchases of delinquent loans from recourse obligations totaled $6.3 million and $17.2 million for the three and nine months ended September 30, 2013, respectively. When repurchased due to recourse obligations, loans are recorded at their market value, which includes a discount for poor credit performance. Of the residential mortgage loan receivable portfolio (excluding FHA/VA loans) of $3.0 billion as of September 30, 2013, $1.0 billion were reported as impaired, net of prior charge-offs of $86.5 million.

Historically, the Company had provided land acquisition, development, and construction financing to developers of residential housing projects. Construction loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate, with terms generally ranging from 12 to 36 months. The Company principally targeted developers of residential construction for single-family primary-home occupancy. As a result of the negative outlook for the Puerto Rico economy at the time, and its adverse effect on the construction industry, the Company ceased financing new housing projects in Puerto Rico during 2007. Loans collateralized by land in Puerto Rico totaled $103.3 million as of September 30, 2013. Of the Puerto Rico land loans, $78.4 million are reported as impaired, net of prior charge-offs of $69.2 million. Doral also has reserves of $0.2 million allocated to impaired land loans as of September 30, 2013. The Company’s charge-offs and reserves are based upon the delinquency of the loan, expectation as to future recoveries, and external estimates of net realizable value.

The recorded balance for Puerto Rico residential housing construction loans has decreased from $43.0 million as of December 31, 2012, to $32.3 million as of September 30, 2013. Of these loans, $31.7 million were reported as impaired, net of prior charge-offs of $8.4 million. Management expects the Puerto Rico construction & land portfolio to continue to decrease in future periods.

The Company also originated commercial & industrial and commercial real estate loans in Puerto Rico prior to 2009. Of the $558.9 million of these loans outstanding as of September 30, 2013, $281.0 million were reported as impaired, net of prior charge-offs of $84.1 million.

The Company continues to grow its U.S. loan portfolio, primarily comprised of commercial & industrial loans and commercial real estate loans. During the three months ended September 30, 2013, gross loan receivables of the U.S. operations increased $416.7 million when compared to December 31, 2012. This increase was mainly related to increases in construction & land loans of $287.8 million, commercial real estate loans of $69.3 million, and commercial & industrial loans of $60.8 million. Refer to note 11 for more information regarding U.S. loans receivable. The performance of such loans is subject to the continued strength of the New York City and U.S. economies.

Management took aggressive actions during the first three months of 2013 to mitigate the risk in the Puerto Rico loan portfolio, including a reorganization to segregate the problem assets from other areas of the business and significantly expanding the internal professional resources to manage the portfolio. Further actions to develop the organization (including additional resources) will be taken as Doral evaluates problem loans in the Puerto Rico portfolio. As part of its actions, Doral established a new unit, Doral Recovery, to optimize specific non-core commercial and residential assets within Doral’s Puerto Rico portfolio. These non-core assets include virtually all commercial loans and leases, residential mortgage TDRs, residential mortgage loans that are delinquent for more than two years as well as residential and commercial OREO in Puerto Rico.

The following table presents the Company’s loans past due 30-89 days, excluding held-for-sale loans, for the periods indicated.

Table Q - Loans past due 30-89 days

	September 30, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$184,798	$88	$184,886	$145,589	$263	$145,852
FHA/VA	4,296	—	4,296	4,090	—	4,090
Other consumer	1,207	—	1,207	505	—	505

Total past-due consumer	190,301	88	190,389	150,184	263	150,447

Commercial
Commercial real estate	67,462	—	67,462	47,004	—	47,004
Commercial & industrial	223	—	223	867	—	867
Construction & land	4,490	—	4,490	4,632	—	4,632

Total past-due commercial	72,175	—	72,175	52,503	—	52,503

Total past-due loans (1)	$262,476	$88	$262,564	$202,687	$263	$202,950

(1)	In accordance with regulatory guidance, the Company defines 30 days past due as when the borrower is delinquent two payments. The Company defines 90 days past due based upon the actual number of days past due, except for residential mortgage loans which are considered 90 days past due when the loan is four payments in arrears.

The following table sets forth information with respect to the Company’s loans receivable that are past due 90 days and still accruing as of the dates indicated. Loans included in this table are 90 days or more past due as to interest or principal, but still accruing as they are well-secured and in the process of collection.

Table R - Loans past due 90 days and still accruing

	September 30, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer loans past due 90 days and still accruing
FHA/VA	$4,123	—	$4,123	$6,129	$—	$6,129
Other consumer	797	—	797	1,118	—	1,118

Total consumer loans past due 90 days and still accruing	4,920	—	4,920	7,247	—	7,247

Commercial loans past due 90 days and still accruing
Commercial & industrial	675	—	675	413	—	413

Total loans past due 90 days and still accruing	$5,595	$—	$5,595	$7,660	$—	$7,660

Non-performing Loans

The Company recognizes interest income on loans receivable on an accrual basis, unless it is determined that collection of all contractual principal or interest is unlikely. In most cases, the Company discontinues recognition of interest income when a loan receivable is 90 days delinquent on principal or interest. Regarding residential mortgage loans, the Company discontinues recognition of interest income when the loan is four payments in arrears, except for mortgage loans insured by the FHA/VA, which are placed in non-accrual status when the loan is ten payments in arrears. When a loan is placed in non-accrual status, all interest accrued and not collected is reversed against interest income in that period. Loans are returned to accrual status when the borrower has made the equivalent of six consecutive payments, the loan has been restructured and complies with specified criteria (see note 11 – Loans Receivable & Allowance for Loan and Lease Losses), or otherwise when the loan is well-secured, in the process of collection, and collectability is no longer doubtful. The Company also places in non-accrual status all construction loans for residential properties classified as substandard, whose sole source of payment is interest reserves funded by the Company.

The Company continues to report TDR loans as non-accrual unless the loan complies with specified criteria (see note 11 – Loans Receivable & Allowance for Loan and Lease Losses). Previously reversed or un-accrued interest is credited to income in the period of collection when the ultimate collection of principal is no longer in doubt (cash basis). For the three months and nine months ended September 30, 2013, the Company would have recognized $13.4 million and $33.3 million, respectively, in additional interest income had all non-accrual loans been accounted for on an accrual basis, compared to $13.7 million and $31.6 million for the corresponding 2012 periods. This amount includes interest reversed on loans placed on non-accrual status during the period.

The following table sets forth information with respect to Doral’s non-performing loans (excluding loans held for sale) as of the dates indicated:

Table S - Non-Performing Assets

	September 30, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Non-performing consumer, excluding FHA/VA (1)
Residential mortgage	$430,116	$780	$430,896	$432,157	$554	$432,711
Other consumer (2)	65	—	65	428	—	428

Total non-performing consumer, excluding FHA/VA	430,181	780	430,961	432,585	554	433,139

Non-performing commercial
Commercial real estate	184,310	646	184,956	189,200	646	189,846
Commercial & industrial	3,402	—	3,402	6,106	—	6,106
Construction & land	96,515	1,610	98,125	109,306	4,382	113,688

Total non-performing commercial	284,227	2,256	286,483	304,612	5,028	309,640

Total non-performing loans, excluding FHA/VA	714,408	3,036	717,444	737,197	5,582	742,779

OREO
Residential mortgage	81,898	—	81,898	61,648	—	61,648
Commercial real estate	17,925	—	17,925	22,148	—	22,148
Construction & land	26,022	477	26,499	27,650	477	28,127

Total OREO	125,845	477	126,322	111,446	477	111,923

Non-performing FHA/VA guaranteed residential (1)(3)	31,510	—	31,510	40,177	—	40,177

Total non-performing assets (4)	$871,763	$3,513	$875,276	$888,820	$6,059	$894,879

Total NPAs as a percentage of the net loans receivable portfolio, and OREO			13.76%			14.55%

Total NPAs as a percentage of consolidated total assets			10.22%			10.56%

Total NPLs (excluding FHA/VA guaranteed loans) to gross loans receivable (excluding FHA/VA guaranteed loans)			11.30%			12.15%

ALLL to NPLs (excluding held-for-sale and FHA/VA guaranteed loans)			15.79%			18.22%

(1)	FHA/VA delinquent loans are excluded from those non-performing loans that present substantial credit risk to the Company in order to recognize the different risk of loss presented by these assets.
(2)	Includes delinquencies related to personal, revolving lines of credit and other consumer loans.
(3)	FHA/VA loans are considered non-performing when the loan is ten payments in arrears, since the principal balance of these loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recovered in foreclosure proceedings.
(4)	Excludes FHA and VA claims amounting to $13.4 million and $17.6 million as of September 30, 2013 and December 31, 2012, respectively.

Currently, Doral Recovery is the business segment designated to optimize specific non-core commercial and residential assets within the Company. Non-core assets include virtually all Puerto Rico commercial loans and leases, residential mortgage TDRs, residential mortgage loans that are delinquent for more than two years, as well as residential and commercial OREO.

The following tables provide the non-performing loans activity by portfolio (considering only loans receivable) for the periods indicated.

Table T - Non-Performing Loans Activity

	Three months ended September 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$409,615	$98	$409,713	$191,572	$4,673	$107,434	$303,679	$713,392
Additions	73,243	80	73,323	17,644	209	1,467	19,320	92,643
Repurchases	5,960	—	5,960	—	—	—	—	5,960
Payoff/Cured	(37,884)	(113)	(37,997)	(19,790)	(1,263)	(10,345)	(31,398)	(69,395)
Foreclosed	(8,273)	—	(8,273)	(735)	—	—	(735)	(9,008)
Write-downs	(11,765)	—	(11,765)	(3,735)	(217)	(431)	(4,383)	(16,148)

Balance at end of period	$430,896	$65	$430,961	$184,956	$3,402	$98,125	$286,483	$717,444

	Three months ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$392,414	$248	$392,662	$191,560	$2,975	$118,247	$312,782	$705,444
Additions	88,850	98	88,948	8,766	510	6,052	15,328	104,276
Repurchases	558	—	558	186	—	—	186	744
Payoff/Cured	(58,010)	(193)	(58,203)	(4,044)	(49)	(339)	(4,432)	(62,635)
Foreclosed	(7,756)	—	(7,756)	(1,186)	—	(64)	(1,250)	(9,006)
Write-downs	(7,292)	(5)	(7,297)	(3,888)	(926)	(17,281)	(22,095)	(29,392)

Balance at end of period	$408,764	$148	$408,912	$191,394	$2,510	$106,615	$300,519	$709,431

	Nine months ended September 30, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$432,711	$428	$433,139	$189,846	$6,106	$113,688	$309,640	$742,779
Additions	151,654	152	151,806	53,250	4,070	1,769	59,089	210,895
Repurchases	11,581	—	11,581	82	—	—	82	11,663
Payoff/Cured	(92,154)	(314)	(92,468)	(37,354)	(1,335)	(10,665)	(49,354)	(141,822)
Foreclosed	(33,218)	—	(33,218)	(2,567)	—	(440)	(3,007)	(36,225)
Write-downs	(39,678)	(201)	(39,879)	(18,301)	(5,439)	(6,227)	(29,967)	(69,846)

Balance at end of period	$430,896	$65	$430,961	$184,956	$3,402	$98,125	$286,483	$717,444

	Nine months ended September 30, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial and Industrial	Construction and Land	Total Commercial	Total

Balance at beginning of period	$299,011	$352	$299,363	$169,255	$2,836	$98,147	$270,238	$569,601
Additions	340,519	363	340,882	70,350	1,088	39,232	110,670	451,552
Repurchases	3,714	—	3,714	186	—	—	186	3,900
Payoff/Cured	(172,006)	(562)	(172,568)	(28,683)	(319)	(3,030)	(32,032)	(204,600)
Foreclosed	(23,443)	—	(23,443)	(7,979)	(72)	(208)	(8,259)	(31,702)
Write-downs	(39,031)	(5)	(39,036)	(11,735)	(1,023)	(27,526)	(40,284)	(79,320)

Balance at end of period	$408,764	$148	$408,912	$191,394	$2,510	$106,615	$300,519	$709,431

Non-performing assets decreased by $19.6 million, or 2.2%, to $875.3 million as of September 30, 2013, compared to $894.9 million as of December 31, 2012. This is primarily attributed to a $15.6 million decrease in construction & land NPLs, an $8.7 million decrease in FHA/VA NPLs, a $4.9 million decrease in commercial real estate NPLs, and a $4.2 million decrease in commercial real estate OREO. These decreases were partially offset by a $20.3 million increase in residential mortgage OREO.

Total NPLs, excluding FHA/VA guaranteed residential loans, decreased $25.3 million, or 3.4%, to $717.4 million as of September 30, 2013, compared to $742.8 million as of December 31, 2012. This is primarily attributed to the aforementioned $15.6 million decrease in construction & land NPLs and $4.9 million decrease in commercial real estate NPLs. The $8.7 million decrease in FHA/VA NPLs during the nine months ended September 30, 2013 was primarily due to loss mitigation and front-end collection efforts.

OREO increased by $14.4 million, or 12.9%, to $126.3 million as of September 30, 2013, compared to $111.9 million as of December 31, 2012. This was primarily attributed to the aforementioned $20.3 million increase in residential mortgage OREO, offset by a $4.2 million and $1.6 million decrease in commercial real estate and construction & land OREO, respectively.

Composition of Residential Mortgage NPLs

The following table presents the composition of residential mortgage NPLs according to their actual loan-to-value, and whether they are covered by mortgage insurance. For purposes of this disclosure, actual loan-to-value ratios are calculated based on current unpaid balances and the most recent appraisals available.

Table U - Composition of residential mortgage NPLs (excluding loans held for sale), based on LTV and mortgage insurance.

	As of September 30, 2013
Collateral Type	Loan To Value	Distribution

FHA/VA loans	n/a	21.8%
Loans with private mortgage insurance	n/a	5.6%
Loans with no mortgage insurance	< 60%	8.3%
	61-80%	11.7%
	81-90%	26.5%
	91% +	26.1%

Total loans		100.0%

Loan-to-value ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. The assumed loss severity fluctuates, depending on the size of the unpaid principal balance and the loan-to-value level of individual loans.

Construction & Land Loans

Construction & land loans include NPLs of $98.1 million as of September 30, 2013, or 13.7% of total NPLs, excluding FHA/VA NPLs (98.4% of which are in Puerto Rico). As of September 30, 2013, 16.8% of the loans within the construction & land portfolio were considered NPLs. The Company’s construction & land loan portfolio reflected a decrease of $15.6 million in NPLs during the nine months ended September 30, 2013, due primarily to pay-offs and cures totaling $10.7 million, and write-downs totaling $6.2 million partially offset by $1.8 million in additions.

Although the Company continues to take steps to mitigate the credit risk underlying its construction loans, the ultimate performance of these loans will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe.

During the three months ended September 30, 2013, the Company did not enter into any commitments to fund new construction loans for residential housing projects in Puerto Rico.

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

During the nine months ended September 30, 2013, the Company sold 261 OREO properties, with a total sales price and carrying value of $28.9 million and $32.3 million, respectively, compared to 156 OREO properties with a total sales price and carrying value of $22.9 million and $24.4 million, respectively, during the nine months ended September 30, 2012. Gains and losses on sales of OREO are recognized within other expenses in the Company’s consolidated statements of operations.

Loan Modifications and Troubled Debt Restructurings

As a result of weakening economic conditions in Puerto Rico, many borrowers have temporarily lost their means to pay their contractual loan principal and interest obligations. As a result of their economic hardships, a number of borrowers have defaulted on their debt obligations. The lower level of income and economic activity has also led to fewer newly constructed residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Management has concluded that it is in the Company’s best interest, and in the best interest of the Puerto Rican economy and citizenry, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral, if it is concluded that the borrower’s payment difficulties are temporary and the Company will, in time, collect the agreed upon loan principal and interest.

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

Modified loans (including mortgage loans which have reset) continue to be classified as TDRs, but are removed from amounts reported as TDRs, if: (a) they were modified in a prior calendar year, (b) the borrower has made at least six consecutive payments in accordance with their modified terms, and (c) the new effective yield was at least equal to the market rate for similar loans at the time of modification. In addition to the aforementioned criteria, the loan must not have a payment reset pending.

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

Loan modifications within the loans receivable portfolio that are considered troubled debt restructurings as of September 30, 2013 and December 31, 2012, were as follows:

Table V - Loan modifications considered TDRs (excluding loans held for sale)

	September 30, 2013		December 31, 2012
(In thousands)	Total TDRs	Non-Performing TDRs	Total TDRs	Non-Performing TDRs
Consumer modifications
Residential mortgage	$603,054	$312,529	$627,803	$302,215
FHA/VA guaranteed residential	12,111	8,140	14,521	10,497
Other consumer	988	30	1,098	56

Total consumer	616,153	320,699	643,422	312,768

Commercial modifications
Commercial real estate	137,882	65,874	114,144	65,814
Commercial & industrial	3,460	—	6,996	3,666
Construction & land	58,963	38,228	64,045	46,492

Total commercial	200,305	104,102	185,185	115,972

Total TDRs	$816,458	$424,801	$828,607	$428,740

Residential mortgage TDRs, including FHA/VA guaranteed residential mortgage loans, consist of $615.2 million, or 75.4% of total TDRs, as of September 30, 2013. Of those residential mortgage TDRs, $359.0 million, or 58.4% were restructured at an effective interest rate lower than the market interest rate at the time of modification, while $256.2 million, or 41.6%, were restructured at an effective rate equal to or higher than the market interest rate. Of the residential mortgage TDRs restructured at market rate or above, 40.3% are currently making payments complying with the new terms. It is expected that not all loans eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

Commercial & industrial and commercial real estate TDRs consist of $141.3 million, or 17.3% of total TDRs, as of September 30, 2013. Of those commercial & industrial and commercial real estate TDRs, $79.7 million, or 56.4% were restructured at an effective interest rate lower than the market interest rate at the time of modification, while $61.6 million, or 43.6%, were restructured at an effective rate equal to or higher than the market interest rate. Of the commercial & industrial and commercial real estate TDRs restructured at market rate or above, 32.0% are currently making payments complying with the new terms. It is expected that not all loans eligible to be excluded from TDR reporting will meet the performance criteria for exclusion, and that new loans will be restructured and meet the requirements to be reported as a TDR, so the total TDR balance is not expected to decline by the amount described.

The table below illustrates total restructured loans, as well as those that are contractually non-performing, as of September 30, 2013, by year of restructure.

Table W - Total and contractually non-performing TDR residential mortgage loans by restructure year

(Dollars in thousands)
Year restructured	Total TDR Balance (1)	Contractually non- performing as of September 30, 2013 (2)	Percentage of contractually non- performing
2009 and prior	$94,075	$20,282	21.6%
2010	172,150	101,270	58.8%
2011	94,124	49,758	52.9%
2012	115,620	43,838	37.9%
2013	139,196	9,338	6.7%

	$615,165	$224,486	36.5%

(1)	Loans are included in the period of most recent restructure, if subject to more than one restructure.
(2)	Using bank regulatory definition of four or more payments past due.

The following table presents the Company’s TDR activity (excluding loans held for sale) for the three and nine months ended September 30, 2013.

Table X - TDRs Activity

(In thousands)	Three months ended September 30, 2013	Nine months ended September 30, 2013

Beginning balance	$781,115	$828,607
Loans entering TDR status	81,986	233,400
Loans leaving TDR status	(22,554)	(170,819)
Principal amortization	(10,866)	(36,276)
Loans paid off and write-downs	(11,492)	(25,580)
Loans transferred to real estate held for sale	(1,731)	(12,874)

Ending balance	$816,458	$816,458

Allowance for Loan and Lease Losses

The following table presents the Company’s provision, charge-offs and recoveries for the ALLL and provides allocation of the ALLL to the various loan products for the periods indicated.

Table Y - Allowance for Loan and Lease Losses by loan type and geographical location

	Three months ended September 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

Balance at beginning of period	$99,381	$13,086	$112,467	$142,081	$10,608	$152,689
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	11,066	(12)	11,054	28,834	(23)	28,811
Other consumer	288	1	289	370	—	370

Total consumer	11,354	(11)	11,343	29,204	(23)	29,181

Commercial real estate	3,051	239	3,290	2,080	1,342	3,422
Commercial & industrial	(449)	115	(334)	3,498	411	3,909
Construction & land	894	1,202	2,096	(2,345)	246	(2,099)

Total commercial	3,496	1,556	5,052	3,233	1,999	5,232

Total provision for loan and lease losses	14,850	1,545	16,395	32,437	1,976	34,413

Charge-offs:
Non-FHA/VA residential mortgage	(12,121)	—	(12,121)	(13,102)	—	(13,102)
Other Consumer	(534)	—	(534)	(875)	—	(875)

Total consumer	(12,655)	—	(12,655)	(13,977)	—	(13,977)

Commercial real estate	(3,758)	—	(3,758)	(8,325)	—	(8,325)
Commercial & industrial	(220)	(10)	(230)	(1,054)	—	(1,054)
Construction & land	(997)	(148)	(1,145)	(18,748)	—	(18,748)

Total commercial	(4,975)	(158)	(5,133)	(28,127)	—	(28,127)

Total charge-offs	(17,630)	(158)	(17,773)	(42,104)	—	(42,104)

Recoveries:
Non-FHA/VA residential mortgage	713	—	713	505	—	505
Other consumer	122	—	122	266	—	266

Total consumer	835	—	835	771	—	771

Commercial real estate	1,099	150	1,249	4	—	4
Commercial & industrial	135	—	135	—	—	—
Construction & land	7	—	7	—	—	—

Total commercial	1,241	150	1,391	4	—	4

Total recoveries	2,076	150	2,226	775	—	775

Net charge-offs	(15,554)	(8)	(15,562)	(41,329)	—	(41,329)

Balance at end of period	$98,677	$14,623	$113,300	$133,189	$12,584	$145,773

ALLL to period-end loans receivable			1.78%			2.34%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			1.80%			2.37%
Provision for loan and lease losses to net charge-offs			105.35%			83.27%
Net annualized charge-offs to average loans outstanding			0.93%			2.66%
ALLL to net charge-offs on an annualized basis			182.01%			88.66%

Table - Z - Allowance for Loan and Lease Losses Activity by loan type and geographical location

	Nine months ended September 30,
	2013			2012
(Dollars in thousands)	PR	US	Total	PR	US	Total

Balance at beginning of period	$121,768	$13,575	$135,343	$94,400	$8,209	$102,609
Provision/(Reversal) for loans and lease losses:
Non-FHA/VA residential mortgage	24,890	(85)	24,805	100,293	(23)	100,270
Other consumer	648	1	649	419	—	419

Total consumer	25,538	(84)	25,454	100,712	(23)	100,689

Commercial real estate	7,344	(606)	6,738	24,077	2,679	26,756
Commercial & industrial	3,284	174	3,458	2,074	1,496	3,570
Construction & land	2,533	2,471	5,004	23,565	223	23,788

Total commercial	13,161	2,039	15,200	49,716	4,398	54,114

Total provision for loan and lease losses	38,699	1,955	40,654	150,428	4,375	154,803

Charge-offs:
Non-FHA/VA residential mortgage	(41,517)	—	(41,517)	(58,175)	—	(58,175)
Other Consumer	(1,634)	—	(1,634)	(3,279)	—	(3,279)

Total consumer	(43,151)	—	(43,151)	(61,454)	—	(61,454)

Commercial real estate	(16,971)	—	(16,971)	(18,929)	—	(18,929)
Commercial & industrial	(4,715)	(24)	(4,739)	(1,240)	—	(1,240)
Construction & land	(2,764)	(1,333)	(4,097)	(32,699)	—	(32,699)

Total commercial	(24,450)	(1,357)	(25,807)	(52,868)	—	(52,868)

Total charge-offs	(67,601)	(1,357)	(68,958)	(114,322)	—	(114,322)

Recoveries:
Non-FHA/VA residential mortgage	3,102	—	3,102	1,195	—	1,195
Other consumer	523	—	523	852	—	852

Total consumer	3,625	—	3,625	2,047	—	2,047

Commercial real estate	1,906	450	2,356	600	—	600
Commercial and industrial	236	—	236	36	—	36
Construction and land	44	—	44	—	—	—

Total commercial	2,186	450	2,636	636	—	636

Total recoveries	5,811	450	6,261	2,683	—	2,683

Net charge-offs	(61,790)	(907)	(62,697)	(111,639)	—	(111,639)

Balance at end of period	$98,677	$14,623	$113,300	$133,189	$12,584	$145,773

ALLL to period-end loans receivable			1.78%			2.34%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits)			1.80%			2.37%
Provision for loan and lease losses to net charge-offs			64.84%			138.66%
Net annualized charge-offs to average loans outstanding			1.26%			2.46%
ALLL to net charge-offs on an annualized basis			135.53%			97.75%

Refer to the Provision for Loan and Lease Losses in Item 2 of this Current Report on Form 10-Q for additional information regarding the provision for loan losses.

As of September 30, 2013, the Company’s allowance for loan and lease losses was $113.3 million, a decrease of $22.0 million, or 16.3%, from $135.3 million as of December 31, 2012. This decrease resulted from charge-offs totaling $68.9 million, partially offset by recoveries of $6.3 million and a provision of $40.7 million.

The following table sets forth information concerning the internal allocation of the Company’s allowance for loan and lease losses by category and the percentage of loans in each category to total loans as of the dates indicated:

Table AA - Allocation of the Allowance for Loan and Lease Losses

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Total	Percentage	Total	Percentage
Consumer:
Residential mortgage	$80,489	71%	$94,099	69%
Other consumer	2,105	2%	2,568	2%

Total consumer	82,594	73%	96,667	71%

Commercial:
Commercial real estate	14,474	13%	22,351	17%
Commercial and industrial	8,748	8%	9,792	7%
Construction and land	7,484	6%	6,533	5%

Total commercial	30,706	27%	38,676	29%

Total	$113,300	100%	$135,343	100%

Adjusted Coverage Ratios

As of September 30, 2013, the Company’s allowance for loan and lease loss coverage ratios for the portfolio (1.78%) and for non-performing loans (15.79%) incorporates the credit risks and inherent losses of this portfolio; however, Doral believes adding back partial charge-offs to the reported allowance for loan and lease losses and other related discounts that reduce credit losses when a property is foreclosed, provides more meaningful and comparable information as to the level to which Doral has recognized the credit losses in its portfolio. The following table provides information regarding the Company’s recognition of credit losses absorbed by the allowance for loan and lease losses, previous partial charge-offs, and other credit related discounts:

Table BB - Adjusted Coverage Ratios

As of September 30, 2013	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,069,671	$2,954,309	$80,489	$115,362	$195,851	6.38%
FHA/VA guaranteed residential mortgage	49,432	49,162	—	270	270	0.55%
Consumer Loans	19,967	19,731	2,105	236	2,341	11.72%

Total consumer	3,139,070	3,023,202	82,594	115,868	198,462	6.32%

Commercial
Commercial real estate	1,190,804	1,135,928	14,474	54,876	69,350	5.82%
Commercial and industrial	1,609,281	1,605,598	8,748	3,683	12,431	0.77%
Construction and land	669,635	584,199	7,484	85,436	92,920	13.88%

Total commercial	3,469,720	3,325,725	30,706	143,995	174,701	5.04%

Total	$6,608,790	$6,348,927	$113,300	$259,863	$373,163	5.65%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$508,207	$430,896	$80,489	$77,311	$157,800	31.05%
FHA/VA guaranteed residential mortgage	31,639	31,510	—	129	129	0.41%
Consumer Loans	253	65	2,105	188	2,293	906.32%

Total consumer	540,099	462,471	82,594	77,628	160,222	29.67%

Commercial
Commercial real estate	236,201	184,956	14,474	51,245	65,719	27.82%
Commercial and industrial	3,515	3,402	8,748	113	8,861	252.09%
Construction and land	175,496	98,125	7,484	77,371	84,855	48.35%

Total commercial	415,212	286,483	30,706	128,729	159,435	38.40%

Total	$955,311	$748,954	$113,300	$206,357	$319,657	33.46%

As of December 31, 2012	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,211,419	$3,119,966	$94,099	$91,453	$185,552	5.78%
FHA/VA guaranteed residential mortgage	59,714	59,699	—	15	15	0.03%
Consumer Loans	24,949	24,713	2,568	236	2,804	11.24%

Total consumer	3,296,082	3,204,378	96,667	91,704	188,371	5.71%

Commercial
Commercial real estate	1,157,809	1,111,064	22,351	46,745	69,096	5.97%
Commercial and industrial	1,560,143	1,551,722	9,792	8,421	18,213	1.17%
Construction and land	387,220	307,646	6,533	79,574	86,107	22.24%

Total commercial	3,105,172	2,970,432	38,676	134,740	173,416	5.58%

Total	$6,401,254	$6,174,810	$135,343	$226,444	$361,787	5.65%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$497,813	$432,711	$94,099	$65,102	$159,201	31.98%
FHA/VA guaranteed residential mortgage	40,198	40,177	—	21	21	0.05%
Consumer Loans	616	428	2,568	188	2,756	447.40%

Total consumer	538,627	473,316	96,667	65,311	161,978	30.07%

Commercial
Commercial real estate	240,549	189,846	22,351	50,703	73,054	30.37%
Commercial and industrial	6,428	6,106	9,792	322	10,114	157.34%
Construction and land	189,489	113,688	6,533	75,801	82,334	43.45%

Total commercial	436,466	309,640	38,676	126,826	165,502	37.92%

Total	$975,093	$782,956	$135,343	$192,137	$327,480	33.58%

Considering the effect of partial charge-offs, credit related discounts and deferred fees, net, the Company’s coverage ratio was 5.65% as of September 30, 2013 and 5.65% as of December 31, 2012. The consistency in the adjusted coverage ratio was mainly due to a decrease of approximately $22.0 in the ALLL, offset by an increase of $29.0 million and $4.0 million in partial charge-offs and credit related discounts and deferred fees, net, respectively. Further offsetting the aforementioned decrease in the ALLL was a decrease of $174.1 million in the recorded investment in the loans receivable portfolio. The ALLL, plus partial charge-offs and credit discounts, to non-performing loans coverage ratio reflected a slight decrease, from 33.58% at December 31, 2012 to 33.46% at September 30, 2013, mostly related to the $34.0 million decrease in the recorded investment in non-performing loans.

The following table presents the Company’s recorded investment in impaired loans and the related ALLL.

Table CC - Impaired loans and related allowance

(In thousands)	September 30, 2013	December 31, 2012
Impaired loans with allowance	$793,807	$1,135,759
Impaired loans without allowance	647,248	258,630

Total impaired loans	$1,441,055	$1,394,389

Related allowance	$62,565	$73,615
Average impaired loan portfolio (for the nine and twelve months ended September 30, 2013 and December 31, 2012)	$1,429,420	$1,344,427

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

The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Declines in the Puerto Rico housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the performance of mortgage loans and resulted in significant write-down of asset values by financial institutions in Puerto Rico.

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in April and November 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease 0.3%, and real gross national product for fiscal year 2014 is projected to decrease by 0.8%.

For fiscal year 2013, the Puerto Rico Government Development Bank-Economic Activity Index (“PR-EAI”) showed a year-over-year reduction of 0.9%, compared to fiscal year 2012. The PR-EAI for August 2013 reflected a 5.4% reduction compared to August 2012. The average cumulative value of the PR-EAI for the first eight months of calendar year 2013 showed a reduction of 3.7% compared to the same period of 2012. The PR-EAI is a coincident indicator of ongoing economic activity but it does not measure real GNP annual growth rates. Since the PR-EAI is generated with only four variables, it is more volatile than real GNP figures. This means that both increments and declines in the PR-EAI amplify the corresponding movements of the real GNP.

The long recession in Puerto Rico has resulted in, among other things, a reduction in lending activity and an increase in the rate of default in commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgage loans. The Company has also experienced significant losses in its Puerto Rico loan portfolio due to such higher levels of loan defaults. The prolonged recessionary economic environment in Puerto Rico has also accelerated the devaluation of properties and increased loan portfolio delinquency when compared to previous periods.

Since 2000, the Puerto Rico government has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $2.86 billion. Since that time, the Puerto Rico government has been able to reduce its deficit every year, except fiscal year 2012, through various measures designed to increase revenues and reduce expenses. Although the Commonwealth has indicated that it intends to continue to pursue deficit reduction policies, Puerto Rico’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions.

One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirements systems that are funded principally with budget appropriations from the Commonwealth’s General Fund. As of June 30, 2012, the date of the latest actuarial valuations of the three retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and Judiciary Retirement System were $26.4 billion, $10.3 billion and $358 million, respectively, and the funded ratios were 4.5%, 17.0% and 14.1%, respectively.

Based on employer and member contributions to the retirement systems, the unfunded actuarial accrued liabilities were projected to continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions were not sufficient to fund pension benefits, and thus, were also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and member contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. As a result, the assets of the three retirement systems were expected to decline and eventually be depleted during the next five to eight years.

In April 2013, the Puerto Rico administration enacted Act No. 3 of 2013, which provides for a comprehensive reform to the Employees Retirement System to address its unfunded status and annual funding shortfalls. Among the major changes introduced by Act No. 3 are: (i) granting and accrual of future benefits to current employees under a defined contribution plan (rather than a defined benefit plan) to be paid through a lifetime annuity, (ii) gradual increase of the retirement age for various groups of participants, (iii) increase of the employee contribution to the Employees Retirement System to 10% from 8.275%, and (iv) elimination or reduction of various retirement benefits previously granted by special laws. As reported by the Commonwealth, with the enactment of Act 3, the gradual increase in employer contributions enacted in 2011 and the additional employer contributions required under Act 32 of 2013, it is projected that the gross assets of the Employees Retirement System will no longer be depleted.

The current state of the Puerto Rico economy and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of the Company’s loan portfolios. The continuation of the economic slowdown would cause those adverse effects to continue, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in the Company’s other interest and non-interest revenue sources. Additional economic weakness in Puerto Rico and the United States could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.

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

Disclosure Control and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on this evaluation, Doral Financial’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

Legal Matters

On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. On February 18, 2010, a superseding criminal indictment was filed in the U.S. District Court for the Southern District of New York charging Mario S. Levis, the former Treasurer of Doral, with various counts of securities and wire fraud. Doral Financial was not charged in the indictment. Mr. Levis was subsequently convicted and sentenced for one count of securities fraud and two counts of wire fraud. Mr. Levis’ conviction as to one count of wire fraud was later vacated by the U.S. Court of Appeals for the Second Circuit and remanded for further proceedings. On April 29, 2013, the United States Supreme Court denied Mr. Levis’ petition for a writ of certiorari. Having exhausted all of his appeal rights, on October 2, 2013, Mr. Levis was resentenced by the U.S. District Court for the Southern District of New York to four (4) years of imprisonment on each of the two counts that he was found guilty, to be served concurrently. Mr. Levis, who has been free on bail throughout his criminal prosecution and appeal process, has been granted until January 16, 2014 to surrender for service of his sentence at the Federal Bureau of Prisons’ FPC facilities located in Montgomery, AL. Doral Financial cooperated with the U.S. Attorney’s Office since the outset of this matter. The U.S. Attorney’s Office has not notified Doral Financial that it intends to bring criminal or civil charges against Doral Financial relating to this matter.

During his trial, Mr. Levis sued the Company for alleged breach of its obligation to advance expenses, including attorneys’ fees corresponding to his representation and defense of investigations conducted by federal agencies commencing in 2005. On November 16, 2011, after a jury found Mr. Levis guilty of the one (1) count of securities fraud and two (2) of the four (4) counts of wire fraud that had been levelled against him, the U.S. District Court for the District of Southern New York sentenced Mr. Levis to concurrent terms of sixty (60) months imprisonment on each of the charges that he was found guilty of, two (2) subsequent years of supervised release and restitution to the Company of approximately $1.9 million. While the criminal prosecution of Mr. Levis was ongoing, due to the large amounts of money being disbursed for his defense and in order to determine whether such advances were reasonable, Doral requested Mr. Levis to provide more detail concerning the services that were being rendered by his attorneys. Controversy arose concerning the Company’s request mainly as the result of Mr. Levis’ refusal to provide more detail. As a result of Mr. Levis refusal, Doral stopped advancing payments for his defense. Mr. Levis then filed a civil action before the Supreme Court of New York on August 13, 2009 seeking to obtain a mandatory injunction to force the Company into continuing to advance the costs of his representation, including the appeal of his conviction to the U.S. Court of Appeals for the Second Circuit, plus the costs and fees of the civil action. Subsequently, and after substantial litigation before the Supreme Court of New York, on April 12, 2012, Mr. Levis voluntarily dismissed his civil action without prejudice, opting instead to immediately thereafter file a new civil action before the Superior Court of Puerto Rico Civil seeking relief identical to that sought before the New York state court, i.e., a mandatory injunction against the Company to force it to advance expenses including attorney’s fees, without having to establish the reasonableness of the invoices. On April 19, 2013, the Superior Court of Puerto Rico entered judgment dismissing Mr. Levis’ complaint against the Company. Mr. Levis appealed the dismissal of his civil action to the Puerto Rico Court of Appeals. On September 30, 2013, the Puerto Rico Court of Appeals issued a Judgment denying Mr. Levis’ appeal, confirming the judgment entered by the Superior Court of Puerto Rico. Mr. Levis filed for reconsideration. On October 23, 2013, the Puerto Rico Court of Appeals issued a resolution denying Mr. Levis’ motion for reconsideration. Mr. Levis has thirty (30) days from notice of said denial to petition the Puerto Rico Supreme Court for a writ of certiorari.

On April 3, 2013, while the civil action filed in Puerto Rico was pending before the Superior Court of Puerto Rico, Mr. Levis filed a second complaint against the Company before the Superior Court of Puerto Rico. In this second complaint, which allegations essentially mirror those of the first, Mr. Levis included Mr. Glen R. Wakeman, President and CEO, and his wife, and Mr. Enrique R. Ubarri, Executive Vice President-General Counsel, and his wife, as additional defendants claiming that they had conspired to breach the Company’s obligation to advance the costs of his legal representation. In the second complaint Mr. Levis claims the defendants, including the Company owe Mr. Levis almost $3,000,000 in economic damages (plus interest), over $2,400,000 in legal fees and expenses, and an additional amount in damages presumably on account of mental anguish. Shortly after filing this second complaint and within the time period that defendants are allowed to respond to claims pursuant to the

Puerto Rico Rules of Civil Procedure, Mr. Levis filed a motion voluntarily dismissing without prejudice his complaint against Mr. and Mrs. Wakeman and Mr. and Mrs. Ubarri. The Company has moved to dismiss this second complaint on grounds of res judicata and unduly splitting of claims. The resolution of the Company’s motion to dismiss this second action is still pending resolution before the Superior Court of Puerto Rico.

Doral has manifested its intention to pursue reimbursement from Mr. Levis of all monies advanced for his defense once the judgment dismissing his complaint becomes final and executory.

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

Doral Financial and Doral Bank have entered into the Written Agreement and the Consent Order with the FRBNY, the FDIC and the Office of the Commissioner. These banking regulators could take further actions with respect to Doral Financial or Doral Bank and, if any such further actions were taken, such actions could have a material adverse effect on us. The operating and other conditions of the Consent Order and the Written Agreement could lead to an increased risk of being subject to additional regulatory actions, as well as additional actions resulting from future regular annual safety and soundness and compliance examinations by these federal and state regulators. Our banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to Doral Bank, and such actions could have material adverse effects on us.

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

Because of the continued weak economic conditions in Puerto Rico, we are diversifying our business operations through the development of our banking operations in New York and Florida. Because Doral Financial is a party to the Written Agreement with the FRBNY and Doral Bank is a party to the Consent Order with the FDIC and the Office of the Commissioner, we may be required to seek approval to take some actions under our operating plans, including further development of our banking operations in New York and Florida. If the FRBNY, the FDIC and/or the Office of the Commissioner do not approve the continued development of our banking operations in New York and Florida, our business and results of operations will be materially adversely affected.

Doral Bank is required to obtain approval from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not allow Doral Bank to accept, renew or rollover any brokered deposits, Doral Bank may not be able to meet its liquidity needs or future obligations.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the Consent Order with the FDIC, Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. Although the FDIC has issued temporary approvals permitting Doral Bank to renew and/or roll over certain amounts of brokered deposits maturing in the past, and Doral Bank has received approval from the FDIC to issue specified amounts of brokered deposits through March 31, 2014, the FDIC may not continue to issue such approvals in the future, and even if issued, such approvals may not be for amounts of brokered deposits sufficient for Doral Bank to meet some of its funding needs. If the FDIC does not approve the acceptance, renewal or rollover of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected.

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

We are subject to risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We establish a provision for loan losses, which leads to reductions in our income from operations, in order to maintain our allowance for inherent loan losses at a level that our management deems to be appropriate based upon an assessment of the quality of our loan portfolio. Management may fail to accurately estimate the level of inherent loan losses or may have to increase our provisions for loan losses in the future as a result of new information regarding existing loans, future increases in non-performing loans, changes in economic and other conditions affecting borrowers or other reasons beyond our control. In addition, bank regulatory agencies periodically review the adequacy of our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional classified loans and loan charge-offs, based on judgments different from those of management.

We may have to increase our allowance for loan and lease losses in the future. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for loan and lease losses may not be sufficient to cover losses in our loan portfolio and our expense relating to additional provision for credit losses could increase substantially.

Any material increase in our provision for loan losses or any material loan losses in excess of our provision for loan losses would have a material adverse effect on our future financial condition and results of operations.

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

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in April and November 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease by 0.3%, and real gross national product for fiscal year 2014 is projected to decrease by 0.8%.

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

The imposition of additional taxes in Puerto Rico may further deteriorate the economy, adversely impact our financial condition and results of operations, and adversely impact the credit quality of our loan portfolios.

On June 30, 2013, the Governor of Puerto Rico signed into law the Tax Burden Distribution and Adjustment Act (“Act 40”) as one of the laws approved to increase tax revenues in order to reduce the fiscal deficit of the Commonwealth of Puerto Rico. Act 40 includes significant amendments to Puerto Rico tax laws and is expected to increase certain taxes payable by financial institutions and institutional and individual clients of financial institutions. The imposition of these taxes could adversely affect our financial condition and results. It could also further deteriorate the Puerto Rico economy and therefore adversely affect the disposable income of our institutional and individual borrowers causing increases in delinquencies and foreclosure rates in our loan portfolios.

Our business concentration in Puerto Rico imposes risks.

We conduct our operations in a geographically concentrated area, as our main market continues to be in Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political, continued recessionary economic conditions or natural disasters, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses and reduce the value of our loans and loan servicing portfolio. As a result, the value of our collateral as well as our ability to obtain repayment of our loans and therefore our financial condition and operating results are all highly dependent upon Puerto Rico’s economic conditions. If economic conditions in Puerto Rico do not improve, our financial condition and results of operations could be materially adversely affected.

The Dodd-Frank Wall Street Reform and Consumer Protection Act will affect our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Some of the provisions of the legislation have already become effective. Other provisions will have extended implementation periods and delayed effective dates, and will be required to be implemented through the regulatory action of various federal regulatory authorities. Because many of the provisions require future regulatory actions for their implementation, the ultimate impact of the legislation on the financial services industry and on our business, are not completely known at this time. The implementation of many of the provisions of the legislation will affect our business and is expected to add new regulatory risk and compliance burdens and costs on the financial services industry and us. The implementation of this legislation could result in loss of revenue, limit our ability to pursue certain business opportunities we might otherwise consider engaging in, impact the value of some of the assets we hold, require us to change certain of our business practices, impose additional costs on us, establish more stringent capital, liquidity and leverage ratio requirements, or otherwise adversely affect our business.

Implementation of BASEL III capital requirements could adversely affect our regulatory capital ratios.

During July 2013 the Federal Reserve Board and the FDIC adopted final rules to revise and replace the federal banking agencies current regulatory capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the final rules would establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. In general terms, the final rules would, among other things, include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules also establish more conservative standards for including an instrument in regulatory capital. The revisions set forth in the final rules are consistent with section 171 of the Dodd-Frank Act, which requires the federal banking agencies to establish minimum risk-based and leverage capital requirements. The implementation of the final rules, when they become effective, could adversely affect our regulatory capital ratios, and thereby could adversely and in some cases materially adversely affect our business, financial condition and results of operations.

Our businesses may be adversely affected by litigation or regulatory actions.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to our performance of our fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect to our reputation among investors or to customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material adverse impact on our consolidated results of operations or financial condition.

In the ordinary course of our business, we are also subject to various regulatory, governmental and law enforcement inquiries, investigations and subpoenas. These may be directed generally to participants in the businesses in which we are involved or may be specifically directed at us. In regulatory enforcement matters, claims for disgorgement, the imposition of fines or penalties and the imposition of other remedial sanctions are possible.

The resolution of legal actions or regulatory enforcement matters, if unfavorable, could have a material adverse effect on our consolidated results of operations for the period in which such actions or matters are resolved or a reserve is established.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for, among other things, the reasons described in this “Risk Factors” section and the risk factors set forth in Item 1A-Risk Factors of Part I of the Company’s 2012 Annual Report on Form 10-K, which was filed with the SEC on March 13, 2013, as updated from time to time in filings made and to be made by the Company with the SEC. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company. As a result, any investor that owns or acquires our common stock may lose some or all of its investment.

Certain risks associated with the recently completed reverse stock split.

On June 27, 2013 Doral Financial filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the Commonwealth of Puerto Rico to effect a 20-for-1 reverse stock split of Doral Financial’s issued and outstanding common stock. In addition, the Amendment correspondingly reduced the number of shares of our authorized common stock from 300,000,000 to 15,000,000. The amendment became effective at 4:00 pm Eastern time on June 28, 2013. Commencing on July 1, 2013, trading on the Company’s continued on the New York Stock Exchange under a new CUSIP and on a reverse stock split-adjusted basis. The risks associated with the reverse stock split include (but are not limited to) the following:

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

The reverse stock split may not generate additional investor interest

While we believe that a higher stock price after the reverse stock split may help generate investor interest in our common stock, there can be no assurance that the reverse stock split will result in a per share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve after the reverse stock split.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As previously disclosed, our board of directors announced on March 20, 2009 that it had suspended the declaration and payment of all dividends on our 7% Noncumulative Monthly Income Preferred Stock, Series A, 8.35% Noncumulative Monthly Income Preferred Stock, Series B and 7.25% Noncumulative Monthly Income Preferred Stock, Series C (collectively, the “Noncumulative Preferred Stock”) and 4.75% Perpetual Cumulative Convertible Preferred Stock (the “Convertible Preferred Stock”). The suspension of dividends for our Noncumulative Preferred Stock was effective and commenced with the dividends for the month of April 2009. The suspension of dividends for our Convertible Preferred Stock was effective and commenced with the dividends for the quarter commencing in April 2009. Accrued dividends in arrearage with respect to our Convertible Preferred Stock, through November 1, 2013, were approximately $44.8 million.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

3.5	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated June 26, 2013. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on June 28, 2013).

4.1	Common Stock Certificate. (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 28, 2013).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010) (included in Exhibit 3.4 hereto).

12.1	Computation of Ratio of Earnings to Fixed Charges for the nine month period ended September 30, 2013.

12.2	Computation of Ratio of Earnings to Fixed Charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

12.3	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the nine month period ended September 30, 2013.

12.4	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+	Financial statements from Quarterly Report on Form 10-Q of the Company for the quarter and nine month period ended September 30, 2013, formatted in XBRL: (i) the unaudited Consolidated Statements of Financial Condition, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Income; (iv) the unaudited Statements of Changes in Stockholders’ Equity, (v) the unaudited Consolidated Statements of Cash Flows and (vi) the Notes to the unaudited Consolidated Financial Statements.

+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: November 4, 2013	/s/ Glen R. Wakeman
Glen R. Wakeman
Chief Executive Officer and President

Date: November 4, 2013	/s/ David Hooston
David Hooston
Chief Financial Officer