Form 10-K
period 2013-12-31
DORAL FINANCIAL CORP
filed 2014-03-21
CIK 840889

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

$108,399,062, approximately, based on the last sale price of $16.60 per share on the New York Stock Exchange on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). For the purposes of the foregoing calculation only, all directors and executive officers of the registrant and certain related parties of such persons have been deemed affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,648,396 shares as of March 12, 2014.

Documents Incorporated by Reference:

Part III incorporates certain information by reference to the Proxy Statement for the 2014 Annual Meeting of Shareholders

DORAL FINANCIAL CORPORATION

2013 ANNUAL REPORT ON FORM 10-K

		PAGE
FORWARD LOOKING STATEMENTS		1
PART I
Item 1	Business	4
Item 1A	Risk Factors	40
Item 1B	Unresolved Staff Comments	58
Item 2	Properties	58
Item 3	Legal Proceedings	58
Item 4	Mine Safety Disclosures	63

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	63
Item 6	Selected Financial Data	67
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	150
Item 8	Financial Statements and Supplementary Data	150
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	150
Item 9A	Controls and Procedures	150
Item 9B	Other Information	153

PART III
Item 10	Directors, Executive Officers and Corporate Governance	153
Item 11	Executive Compensation	153
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	153
Item 13	Certain Relationships and Related Transactions and Director Independence	153
Item 14	Principal Accounting Fees and Services	153

PART IV
Item 15	Exhibits and Financial Statement Schedules	154
	Ex-10.23
	Ex-12.1
	Ex-12.2
	Ex-21.1
	Ex-23.1
	Ex-23.2
	Ex-31.1
	Ex-31.2
	Ex-32.1
	Ex-32.2

Doral Financial Corporation provides the following list of acronyms as a tool for the reader. The acronyms identified below are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements and in the notes to consolidated financial statements.

AFICA	Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority
ALLL	Allowance for loan & lease losses
ARM	Adjustable-rate mortgage
ASC	Accounting Standards Codification
CLO	Collateralized loan obligation
CMO	Collateralized mortgage obligations
CPR	Constant prepayment rate
DTA	Deferred tax asset
DTL	Deferred tax liability
FASB	Financial Accounting Standards Board
FHA/VA/FRM	Federal Housing Administration/Veteran Administration/Farm Credit Administration
FHLB	Federal Home Loan Bank of New York
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FDIC	Federal Deposit Insurance Corporation
FRBNY	Federal Reserve Bank of New York
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FICO	Financing Corporation
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
GSE	Government sponsored enterprises
HUD	U.S. Department of Housing and Urban Development
IOs	Interest-only strips
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MSR	Mortgage servicing right or servicing asset
OREO	Real estate held for sale
NOL	Net operating loss
NOW	Negotiable order of withdrawal
NPL	Non-performing loan
OTTI	Other-than-temporary impairment
RHS	Rural Housing Service
SEC	Securities and Exchange Commission
SPE	Special purpose entity
TDR	Troubled debt restructuring
VIE	Variable interest entity
FTP	Funds Transfer Pricing
NYSE	New York Stock Exchange
DIF	Deposit Insurance Fund
PLLL	Provision for loan & lease losses
REVE	Real estate valuation estimate
UPB	Unpaid principal balance
IRLC	Interest rate lock commitments
ALCO	Asset/Liability Management Committee
MVE	Market value of equity
NII	Net interest income
OTC	Over-the-counter
TBA	To be announced
CRA	Community Reinvestment Act

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

These forward-looking statements may relate to the Company’s financial condition, results of operations, plans, prospects, objectives, future performance and business, including, but not limited to, statements with respect to the adequacy of the allowance for loan and lease losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings, tax legislation and tax rules, deferred tax assets and related reserves, governmental oversight compliance and regulatory matters and new accounting standards and guidance on the Company’s financial condition and results of operations. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts, but instead represent Doral Financial’s current expectations regarding future events. Such forward-looking statements may be generally identified by the use of words or phrases such as “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “expect,” “predict,” “forecast,” “anticipate,” “plan,” “outlook,” “target,” “goal,” and similar expressions and future conditional verbs such as “would,” “should,” “could,” “might,” “can” or “may” or similar expressions.

Doral Financial cautions readers not to place undue reliance on any of these forward-looking statements since they speak only as of the date made and represent Doral Financial’s expectations of future conditions or results and are not guarantees of future performance or events. The Company does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements, other than as required by law, including the requirements of applicable securities laws.

Forward-looking statements are, by their nature, subject to risks and uncertainties and changes in circumstances, many of which are beyond Doral Financial’s control. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain important factors (including our management’s ability to identify and manage these and other risks) that could cause actual results to differ materially from those contained in any forward-looking statement:

•

the continued recessionary condition of the Puerto Rico economy and any deterioration in the performance of the United States economy and capital markets that adversely affect the general economy, housing prices and absorption, the job market, consumer confidence and spending habits leading to, among other things: (i) a further deterioration in the credit quality of our loans and other assets; (ii) decreased demand for our products and services and lower revenue and earnings; (iii) reduction in our interest margins; and (iv) decreased availability and increased pricing of our funding sources, including brokered certificates of deposit;

•

the weakness of the Puerto Rico real estate market and of the Puerto Rico consumer and commercial credit sectors and its impact in the credit quality of our loans and other assets which have contributed and may continue to contribute to, among other things, an increase in our non-performing loans, charge-offs and loan loss provisions and may subject us to further risk from loan defaults and foreclosures;

•

a credit default by the Commonwealth of Puerto Rico or any of its public corporations or other instrumentalities, and recent and/or future downgrades of the long-term debt ratings of the United States and the Commonwealth of Puerto Rico (downgraded to non-investment grade by three of the principal credit rating agencies during February 2014), which could adversely affect economic conditions in the United States and the Commonwealth of Puerto Rico;

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

•

uncertainty as to whether the FRBNY, FDIC and/or the Office of the Commissioner will continue to allow us to diversify our business operations through development of our banking operations in New York and Florida;

•

the operating and other conditions imposed by the FDIC and the Office of the Commissioner under the Consent Order and by the FRBNY under the Written Agreement, as well as additional actions resulting from ongoing and future regular annual safety and soundness and compliance examinations by these regulators, may lead to, among other things, an increase in our charge-offs, loan loss provisions, and compliance costs, and an increased risk of being subject to additional regulatory actions;

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

•

an increase in our non-interest expense as a result of increases in our FDIC assessments brought about by: (i) additional increases in FDIC deposit insurance premiums and/or special assessments by the FDIC to replenish its insurance fund; or (ii) additional deterioration in our FDIC assessment rating;

•

the strategies adopted by the FDIC and the three banks who purchased in April 2010 most of the assets of three other failed banks in Puerto Rico, in connection with the resolution of the residential, construction and commercial real estate loans acquired in connection with those “forced bank sales,” which may adversely affect real estate values in Puerto Rico;

•

the effect of the decision of the Federal Home Loan Bank of New York, due to the deterioration of Doral Bank’s financial condition, to limit the maximum term of all new borrowings by Doral Bank from the FHLB to thirty (30) days, which limits Doral Bank’s ability to use such term borrowings to assist in managing interest rate risk.

•

our reliance on advances from the FHLB and uncertainty about what additional actions the FHLB could take if the financial condition of Doral Bank deteriorates further, which actions could include: (i) additional collateral qualifications or reducing the amount of borrowing per dollar of collateral pledged (i.e., “haircuts”); or (ii) discontinuance of further lending by the FHLB to Doral Bank when existing borrowings mature.

•

a decline in the market value and estimated cash flows of our mortgage-backed securities and other assets may result in the recognition of other-than-temporary impairment of such assets under generally accepted accounting principles in the United States of America;

•

uncertainty about the tax and other revenue raising measures adopted by the Puerto Rico government in response to its fiscal situation and the impact of such measures on different sectors of the Puerto Rico economy;

•

the effect of newly adopted regulatory capital standards applicable to banks and bank holding companies, including the final Basel III requirements and their implementation through rulemaking by the Federal Reserve and the FDIC, and requirements to hold higher levels of regulatory capital and meet higher regulatory capital ratios as a result of final Basel III or other capital standards, together with our ability to generate capital internally or raise new capital on favorable terms if required under such capital standards;

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

•

the commercial soundness of our various counterparties to financing and other securities transactions, which could lead to possible losses when the collateral held by us to secure the obligations of the counterparty is not sufficient or to possible delays or losses in recovering any excess collateral belonging to us held by the counterparty;

•

higher credit losses because of federal or state legislation or regulatory action that either: (i) reduces the amount that our borrowers are required to pay us; or (ii) limits our ability to foreclose on properties or collateral or makes foreclosures less economically feasible;

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

•

potential adverse outcome in the legal or regulatory actions or proceedings described in Part I, Item 3 “Legal Proceedings” in this 2013 Annual Report on Form 10-K, as updated from time to time in the Company’s quarterly and other reports filed with the SEC; and

•

the other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in this 2013 Annual Report on Form 10-K, as updated from time to time in the Company’s quarterly and other reports filed with the SEC.

PART I

Item 1.	Business

GENERAL

Overview

Doral Financial Corporation (“Doral Financial”, the “Company”, “we” or “us”) was organized in 1972 under the laws of the Commonwealth of Puerto Rico and operates as a bank holding company. Doral Financial’s principal operations are conducted in Puerto Rico, with growing operations in the United States, specifically in the New York City metropolitan area, a well as in northwest and south Florida. Doral Financial’s principal executive offices are located at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717, and its telephone number is (787) 474-6700.

Doral Financial has four wholly-owned subsidiaries, which are Doral Bank (“Doral Bank”), Doral Insurance Agency, LLC (“Doral Insurance Agency”), Doral Recovery, Inc. (“Doral Recovery I”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank has three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), which is principally engaged in mortgage lending in Puerto Rico, Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the United States, and Doral Recovery, LLC (“Doral Recovery II”, previously CB, LLC), an entity originally formed to dispose of a real estate project of which Doral Bank took possession during 2005, which now holds commercial loans and certain residential mortgage loans previously held by Doral Bank. Doral Money holds three variable interest entities which were created for the purpose of entering into collateralized loan arrangements with third parties.

Effective January 1, 2013, the Company redefined its operating segments concurrent with a restructuring plan for its business, as follows: the Puerto Rico segment was renamed Puerto Rico Growth and the Liquidating Operations segment was renamed Recovery. In addition to changing the segment’s names, there are certain differences in how the segments will manage the assets post-restructure, reflecting changes in the Company’s strategy.

The Company now operates in five reportable segments, which are: Puerto Rico Growth, United States, Recovery, Treasury and Corporate. For additional information regarding the Company’s segments please refer to “Operating Segments” under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and note 38 of the accompanying consolidated financial statements.

Under the applicable accounting guidance, when a company changes the organization structure, it should generally prepare its segment information based on the new segments and provide comparative information for related periods. However, in certain instances, when changes in the structure of a company’s internal organization cause changes to the composition of its reportable segments, it may not be practicable for management to retrospectively revise prior periods. With respect to the January 1, 2013 restructuring, management performed a feasibility analysis which concluded that it was impracticable to retrospectively revise the composition of the Company’s reportable segments.

United States

This segment is the Company’s principal source of growth and future focus in the current economic environment. It includes retail banking in the United States through Doral Bank U.S. operations (“Doral Bank US”), a division of Doral Bank, with 8 branches in New York and Florida, and Doral Money, which engages in commercial and construction lending in the New York City metropolitan area. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market. Approximately 44.9% of the United States segment loan portfolio is secured by real estate. As of December 31, 2013, the United States segment had total loans of $2.7 billion, which were principally funded with retail deposits in its markets and collateralized loan obligations.

Puerto Rico Growth

This segment is the Company’s principal market. Through its banking subsidiary, Doral Bank, Doral Financial accepts deposits from the general public and institutions, originates and invests in loans (primarily residential real estate mortgage loans), and offers traditional banking services on the island of Puerto Rico. Approximately 98.6% of the Puerto Rico Growth segment loan portfolio is secured by real estate. Residential mortgage loans are originated through Doral Mortgage, which is primarily engaged in the origination of mortgage loans on behalf of Doral Bank’s Puerto Rico Growth operations. Residential mortgage loan originations are also supplemented by wholesale loan purchases from third parties. As of December 31, 2013, the Puerto Rico Growth segment had total loans of $2.3 billion which were principally funded with retail deposits in its market, advances from the FHLB of New York and brokered deposits. The Puerto Rico Growth segment also includes the operations of Doral Insurance Agency, which offers property, casualty, life and title insurance as an insurance agency, primarily to Doral’s mortgage loan customers.

Recovery

The renamed Recovery segment (formerly Liquidating Operations segment) now holds certain distressed and non-performing assets related to borrowers on the island of Puerto Rico, such as residential loans and foreclosed real estate. The Recovery’s segment strategy now involves maximizing the benefit of the assets it holds to the Company either by modifying its loans or liquidating its assets. Approximately 93.8% of the Recovery segment loan portfolio is secured by real estate. As of December 31, 2013, the Recovery segment had total loans of $1.7 billion, which were funded principally with brokered deposits and advances from the FHLB of New York.

Treasury

The Company’s Treasury function administers the investment securities portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

Corporate

The Corporate segment includes expenses and assets assigned to the Company’s areas that provide support to the other business segments described above, which include finance, risk, human resources, regulatory affairs, legal and information technology.

Availability of Information on Website

Doral Financial’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge, through its website, http://www.doralfinancial.com, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, Doral Financial makes available on its website under the heading “Corporate Governance” its: (i) Code of Business Conduct and Ethics; (ii) Corporate Governance Guidelines; (iii) Confidant Protection Policy; and (iv) the charters of the Audit, Compensation, Corporate Governance and Nominating, Regulatory and Risk Policy committees, and also intends to disclose on its website any amendments to its Code of Business Conduct and Ethics, or waivers of the Code of Business Conduct and Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. The aforementioned reports and materials can also be obtained free of charge upon written request to the Secretary of the Company at 1451 F.D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.

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

Banking Activities

Doral Financial is engaged in retail banking activities in Puerto Rico and the United States through its banking subsidiary, Doral Bank, which operates 22 branches in Puerto Rico and 8 branches in New York and Florida and offers a variety of consumer loan products as well as deposit products and other retail banking services. As of December 31, 2013, Doral Bank and its subsidiaries had a total loan portfolio, classified as loans receivable, of approximately $6.1 billion, of which approximately $3.3 billion consisted of loans secured by residential real estate, including real estate development projects, and a loan portfolio classified as loans held for sale, of approximately $286.8 million.

Doral Bank’s lending activities in Puerto Rico have traditionally focused on the origination of residential mortgage loans. All residential mortgage origination activities in Puerto Rico are conducted by Doral Bank through its wholly-owned subsidiary Doral Mortgage.

Doral Money and Doral Bank U.S. are also engaged in the mortgage banking business in the New York City metropolitan area and in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market. Since 2011, a new healthcare finance product has been providing asset-based, working capital lines of credit to providers of goods and services in the healthcare industry nationwide, including hospitals, home healthcare agencies and long-term care facilities with financing needs from $1.0 million to $20.0 million.

Doral Bank complements its lending activities by earning fee income, collecting service charges for deposit accounts and other traditional banking services.

For detailed information regarding the deposit accounts of Doral Financial’s banking subsidiary, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Consumer Lending

Consumer lending operations include residential mortgage lending and consumer loans. As of December 31, 2013, Doral Bank and its subsidiaries’ consumer loan portfolio totaled $2.7 billion, or 44.77%, of its loans receivable portfolio.

Residential Mortgage Lending

Doral Bank is an approved seller/servicer for the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, an approved issuer for the Government National Mortgage Association and an

approved servicer under the GNMA, FNMA and FHLMC mortgage-backed securities programs. Doral Financial is also qualified to originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration or by the Rural Housing Service.

Doral Bank originates a wide variety of mortgage loan products, some of which are held for investment and others which are held for sale, that are designed to meet consumer needs with competitive conditions. The principal residential mortgage products are 30-year and 15-year fixed rate first mortgage loans secured by single-family residential properties consisting of one-to-four family units. Doral Bank does not originate adjustable rate mortgages or negatively amortizing loans. However, the Company has entered into certain loss mitigation arrangements that provide for a temporary reduction in interest rates. Doral Financial generally classifies mortgage loans between those that are guaranteed or insured by FHA, VA or RHS and those that are not. The latter types of loans are referred to as conventional loans. Conventional loans that meet the underwriting requirements for sale or exchange under standard FNMA or FHLMC programs are referred to as conforming loans, while those that do not meet the requirements are referred to as non-conforming loans.

For additional information on Doral Financial’s mortgage loan originations, refer to Table K — Loan Production included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

Other Consumer

Doral Bank provides consumer loans that include credit cards, personal loans, loans on savings deposits and other consumer loans. At December 31, 2013, these consumer loans totaled $19.4 million, or 0.32%, of its loans receivable portfolio.

Doral Bank’s consumer loan portfolio is subject to certain risks, including: (i) the amount of credit offered to consumers in the market; (ii) interest rate increases; (iii) consumer bankruptcy laws which allow consumers to discharge certain debts; and (iv) continued recessionary conditions and/or additional deterioration of the Puerto Rico and United States economies. Doral Bank attempts to reduce its exposure to such risks by: (i) individually reviewing each loan request and renewal; (ii) utilizing a centralized approval system for loans in excess of $25,000; (iii) strictly adhering to written credit policies; and (iv) conducting an independent credit review.

Commercial Lending

Commercial lending operations include commercial real estate, commercial & industrial and construction and land. As of December 31, 2013, Doral Bank and its subsidiaries’ commercial loan (including construction and land) portfolio totaled $3.3 billion, or 55.23%, of its loans receivable portfolio. Most of the growth in the commercial lending portfolio has been in U.S. operations as economic conditions have improved on the mainland.

Commercial Real Estate and Commercial & Industrial

Due to worsening economic conditions in Puerto Rico, Doral’s new commercial lending activity in Puerto Rico has been limited since early 2008. However, commercial lending activities in the U.S. have grown significantly beginning late in 2009. At December 31, 2013, commercial real estate and commercial & industrial loans totaled $2.2 billion, or 37.11%, of Doral Bank and its subsidiaries’ loans receivable portfolio, which included $1.1 billion in commercial loans secured by real estate. Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Doral Bank’s analysis of credit risk focuses heavily on the borrower’s debt repayment capacity. During 2013, the U.S. operations of the Company originated $1.2 billion in new commercial real estate and commercial & industrial loans, accounting for 51.5% of total loans originated by the Company.

Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and collateral, if any, are generally secured by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear a floating interest rate that is indexed to a base rate, such as, the prime rate, LIBOR or another established index.

Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses and generally have terms from one to five years. These loans may be collateralized by the asset being acquired or other available assets and bear floating interest rates, indexed to the prime rate, LIBOR or another established index, or are fixed for the term of the loan.

As mentioned above, Doral Money’s syndicated lending unit began operations during the third quarter of 2009. Syndicated corporate loans are credit facilities sourced primarily from financial institutions that are acting as lead lenders and arrangers in these syndications. The U.S. based middle market syndicated lending strategy is to acquire syndicated interests in loans, primarily between $5.0 million and $15.0 million, mostly to U.S. mainland companies that are first underwritten by money center or regional banks, and re-underwritten by the Company’s U.S. based syndicated lending unit. Borrowers are either domiciled in the U.S. or the vast majority of their revenues are generated in the U.S. All borrowers have external public ratings or a rating letter from Standard & Poor’s and/or Moody’s.

The syndicated lending unit portfolio has been growing steadily since late 2009. As of December 31, 2013, syndicated loans classified as loans receivable totaled $1.2 billion, or 19.67%, of the consolidated Doral Bank loans receivable portfolio. Syndicated loans classified as loans held for sale as of December 31, 2013 totaled $31.5 million, or 9.90% of the total loans held for sale portfolio.

Doral Financial’s portfolio of commercial loans is subject to certain risks, including: (i) continued recessionary conditions and/or additional deterioration of the Puerto Rico and United States economies; (ii) interest rate increases; (iii) the deterioration of a borrower’s or guarantor’s financial capabilities; and (iv) environmental risks, including natural disasters. Doral Financial attempts to reduce the exposure to such risks by: (i) reviewing each loan request and renewal individually; (ii) utilizing a centralized approval system for all unsecured and secured loans in excess of $100,000; (iii) strictly adhering to written loan policies and; (iv) conducting an independent credit review. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis.

Construction Lending

Doral will continue to evaluate and appraise market conditions to determine if and when it will resume such financing in Puerto Rico. Doral Bank had traditionally been a leading player in Puerto Rico in providing interim construction loans to finance residential development projects, primarily in the affordable and mid-range housing markets. In 2006, the Company reassessed its risk exposure to the sector and made a strategic decision to restrict construction lending to established clients with proven track records. In late 2007, as a result of the continued downturn in the Puerto Rico housing market, the Company determined that it would no longer underwrite new development projects and focus its efforts on collections, including assisting developers in marketing their properties to potential home buyers. The Company continues to underwrite construction real estate loans in the New York metropolitan area. As of December 31, 2013, Doral Bank and its subsidiaries had approximately $646.1 million in construction and land loans of which $121.4 million are exposures to Puerto Rico, and $524.6 million are exposures to U.S. borrowers. Historically, construction loans extended by the Company to developers were typically adjustable rate loans, indexed to the prime rate, with terms generally ranging from 12 to 36 months.

Doral Bank, through its U.S. operations extends interim, construction loans & land loans secured by multifamily apartment buildings and other commercial properties in the New York City metropolitan area and in northwest Florida. As of December 31, 2013, the Doral Bank U.S portfolio included $289.2 million and $206.1 million, respectively, in interim construction and bridge loans.

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

Mortgage Origination Channels

Doral Bank originates mortgage loans through its wholly-owned subsidiary, Doral Mortgage and supplements retail originations with wholesale purchases of loans from third parties.

Retail Channel.    Doral Bank, through its Doral Mortgage operations, originates loans through its network of loan offices located in 22 retail branches throughout Puerto Rico. Customers are sought through advertising campaigns in local newspapers and television, as well as direct mail and telemarketing campaigns. Doral Bank emphasizes quality customer service, offers extended operating hours to accommodate the needs of customers, works closely with residential housing developers and specializes in originating mortgage loans to provide permanent financing for the purchase of homes in new housing projects.

Wholesale Correspondent Channel.    Doral Bank maintains a centralized unit that purchases closed conventional residential mortgage loans from other financial institutions. For the years ended December 31, 2013, 2012, and 2011 loan purchases totaled approximately $151.2 million, $164.5 million and $77.0 million, respectively.

For more information on Doral Financial’s loan originations, refer to Table K — Loan Production in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

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

Doral Bank sells the majority of its conforming mortgage loan originations and retains the majority of its non-conforming loan originations in its own portfolio. The Company’s underwriting process is established to achieve a uniform rules-based standard while targeting high quality non-conforming loan originations which is consistent with the Company’s goal of retaining a greater portion of its mortgage loan production.

Mortgage Loan Servicing

When Doral Financial sells mortgage loans, it generally retains the right to service such loans and to receive the associated servicing fees. Doral Financial’s principal source of servicing rights has traditionally been its mortgage loan production.

Doral believes that loan servicing for third parties is important to its asset/liability management tools because it provides an asset whose value in general tends to move in the opposite direction to the value of the Company’s loan and investment portfolio. The asset also provides additional fee income to help offset the cost of Doral’s mortgage operations.

Servicing rights represent a contractual right and not a beneficial ownership interest in the underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. In general, Doral Bank’s servicing agreements are terminable by the investors for cause. However, certain servicing arrangements, such as those with FNMA and FHLMC, contain termination provisions that may be triggered by changes in the servicer’s financial condition that materially and adversely affect its ability to provide satisfactory servicing of the loans. As of December 31, 2013, approximately 29.32%, 4.55% and 38.19% of Doral Financial’s mortgage loans serviced for others related to mortgage servicing for FNMA, FHLMC and GNMA, respectively. As of December 31, 2013, Doral Bank serviced approximately $7.1 billion in mortgage loans on behalf of third parties. Termination of Doral Bank’s servicing rights by any of these agencies could have a material adverse effect on Doral Financial’s results of operations and financial condition. During 2013, no servicing agreements have been terminated. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with this type of servicing arrangement is evaluated solely based on ancillary income, float, late fees, prepayment penalties and costs.

Doral Bank’s mortgage loan servicing portfolio is subject to reduction by reason of normal amortization, prepayments and foreclosure of outstanding mortgage loans. Additionally, Doral Bank may sell mortgage loan servicing rights from time to time to other institutions if market conditions are favorable. For additional information regarding the composition of Doral Financial’s servicing portfolio as of each of the Company’s last three fiscal year-ends, refer to Table L — Loans Serviced for Third Parties in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report.

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

Sale of Loans and Securitization Activities

Doral Financial routinely sells or securitizes a portion of the residential mortgage loans that it originates and purchases. These loans are underwritten to comply with investor standards, including the standards of FNMA, FHLMC, and GNMA. Doral Financial issues GNMA-guaranteed mortgage-backed securities, which involve the grouping of FHA, RHS or VA loans into pools of $1.0 million or more for sale primarily to broker-dealers and other institutional investors. During the years ended December 31, 2013, 2012 and 2011, Doral Financial issued approximately $611.7 million, $536.8 million and $399.8 million, respectively, in GNMA-guaranteed mortgage-backed securities.

Conforming conventional loans are generally either sold directly to FNMA, FHLMC or private investors for cash, or are grouped into pools of $1.0 million or more in aggregate principal balance and exchanged for FNMA or FHLMC-issued mortgage-backed securities, which Doral Financial sells to broker-dealers. In connection with such exchanges, Doral Financial pays guarantee fees to FNMA and FHLMC. For the years ended December 31, 2013, 2012 and 2011, Doral Financial securitized approximately $152.5 million, $228.5 million and $143.6 million, respectively, of loans into FNMA and FHLMC mortgage-backed securities. In addition, for the years ended December 31, 2013, 2012 and 2011, Doral Financial sold approximately $76.8 million, $32.3 million and $21.0 million, respectively, of loans through the FNMA and FHLMC cash window programs.

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

At December 31, 2013, 2012 and 2011, the loans held for sale portfolio included $201.7 million, $213.7 million and $168.5 million, respectively, related to defaulted loans backing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase the defaulted loans. Payment on these loans is guaranteed by FHA.

In the past, Doral Financial’s non-conforming loan sales were generally made on a limited recourse basis. As of December 31, 2013, 2012 and 2011, Doral Financial’s maximum contractual exposure relating to its portfolio of loans sold with recourse was approximately $0.4 billion, $0.5 billion and $0.6 billion, respectively, which included recourse obligations to FNMA and FHLMC as of such dates of approximately $0.4 billion, $0.4 billion and $0.6 billion, respectively. As of December 31, 2013, 2012 and 2011, Doral Financial had a recourse liability of $6.6 million, $8.8 million and $11.0 million, respectively, to reflect estimated losses from such recourse arrangements.

Doral Financial estimates its liability from its recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment. The Company believes that it had an adequate valuation for its recourse obligation as of December 31, 2013 but that actual future recourse obligations may differ from expected results.

In the past, the Company sold non-conforming loans to financial institutions on the U.S. mainland on a non-recourse basis, except for certain early defaults. Since 2007, the Company has been retaining all of its non-conforming loan production in its own loan receivable portfolio. While the Company currently anticipates that it will continue to retain its non-conforming loan production in the future, the Company may seek to continue diversification of secondary market outlets for its non-conforming loan products both on the U.S. mainland and in Puerto Rico.

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of the loan sales to third parties regarding the characteristics of the loans sold, and in certain circumstances, such as in the event of early or first payment default. To the extent the loans do not meet specified criteria, such as a breach of contract of a representation or warranty or an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent related loss. For the years ended December 31, 2013, 2012 and 2011, repurchases related to representation and warranties amounted to $6.3 million, $10.2 million and $9.0 million, respectively. The Company’s reserve for losses on repurchased loans due to representations and warranties totaled $0.5 milion and $2.0 million as of December 31, 2013 and 2012, respectively. The Company did not have a reserve for losses related to representations and warranties as of December 31, 2011. Refer to Item 1A. Risk Factors, “Risks related to our business — Defective and repurchased loans may harm our business and financial condition,” and Item 7. Management’s Discussion and Analysis and Results of Operations, “— Liquidity and Capital Resources” for additional information.

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

Under the Puerto Rico Internal Revenue Code (the “PR Code”), the interest received on FHA and VA loans used to finance the original purchase of newly constructed housing in Puerto Rico and mortgage-backed securities backed by such loans is exempt from Puerto Rico income taxes. This favorable tax treatment allows Doral Financial to sell tax-exempt Puerto Rico GNMA mortgage-backed securities to local investors at higher prices than those at which comparable instruments trade on the U.S. mainland, and reduces its effective tax rate through the receipt of tax-exempt interest.

Insurance Agency Activities

In order to take advantage of the cross-marketing opportunities provided by financial modernization legislation enacted in 2000, Doral Financial entered the insurance agency business in Puerto Rico. Doral

Insurance Agency currently earns commissions by acting as agent in connection with the sale of insurance policies issued by unaffiliated insurance companies. During 2013, 2012 and 2011, Doral Insurance Agency generated insurance fees and commissions of $13.5 million, $14.9 million and $13.3 million, respectively. Doral Insurance Agency’s activities are closely integrated with the Company’s mortgage loan originations with most policies sold to mortgage customers. Future growth of Doral Insurance Agency’s revenues will be tied to the Company’s level of mortgage originations, its ability to expand the products and services it provides and its ability to cross-market its services to Doral Financial’s existing customer base.

United States Income Taxes

Except for the operations of Doral Bank U.S. and Doral Money, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. Accordingly, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such tax is creditable, with certain limitations, against Puerto Rico income taxes. Doral Money is a U.S. corporation and is subject to U.S. income-tax on its income derived from all sources. After the completion of the merger of Doral Bank and Doral Bank, FSB on October 1, 2011, Doral Bank is now engaged in the active conduct of a trade or business in the United States. Refer to note 26 of the accompanying consolidated financial statements for additional information.

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

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code of 2011 (“2011 Code”) making the 1994 Code generally ineffective for years commencing after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from 7 to 10 years as provided for in Act 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code provides for changes in the implications of being in a controlled group of corporations and/or group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects to by the time it files its income tax return for the first year commenced after December 31, 2010 and ending before January 1, 2012. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

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

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial Corporation, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, Doral Recovery II (previously CB, LLC) and Doral Investment. In addition, effective November 1, 2012, Doral Insurance Agency converted to an

LLC and elected to be consolidated with its parent in future returns pursuant to the 2011 tax law. The Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, during the second quarter of 2012, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code at Doral Insurance Agency for deferred tax assets that were previously recorded at the higher 39.00% rate.

On June 30, 2013, the Commonwealth of Puerto Rico amended the 2011 Code effective for taxable years commencing after December 31, 2012. Major changes to the 2011 Code include an increase in the maximum statutory enacted tax rate from 30% to 39% and the creation of the National Gross Receipts Tax which, in the case of financial institutions, is 1% of gross income, and is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax. This provision is retroactive to January 1, 2013 and, subject to certain limitations, a financial institution will be able to claim 0.5% of gross income as a credit against its regular income tax or the alternative minimum tax. As a result of the new Puerto Rico tax legislation, the Company recognized an income tax benefit of $4.8 million for during the second quarter of 2013.

Refer to note 26 of the accompanying consolidated financial statements for additional information.

Employees

As of December 31, 2013, Doral Financial had 1,333 full-time employees, compared to 1,417 as of December 31, 2012. Of the total number of employees, 1,089 were employed in Puerto Rico and 244 employed in the U.S. as of December 31, 2013 compared to 1,230 employed in Puerto Rico and 187 employed in the U.S. as of December 31, 2012. As of December 31, 2013, of the total number of employees, 328 were employed in loan production, 63 in loan administration and servicing activities, 140 were involved in loan collections, 358 in branch operations and 444 in other operating and administrative activities. None of Doral Financial’s employees are represented by a labor union and Doral Financial considers its employee relations to be good.

Segment Disclosure

For information regarding Doral Financial’s operating segments, refer to note 38 of the accompanying consolidated financial statements, “Segment Information,” and the information provided under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Operating Segments” in this report.

According to the most recent information published by the Puerto Rico government, the Puerto Rico economy has contracted by approximately 13.4% from the beginning of fiscal year 2007 to the end of fiscal year 2013. The sustained recessionary economic conditions in Puerto Rico are the primary contributing factor to the Company having a high level of non-performing loans and has caused the Company to change its business strategies over time. In 2007, the Company suspended the extension of any new construction and land loans in Puerto Rico. In 2008, the Company suspended new commercial lending activities in Puerto Rico as well, focusing on servicing its loans to existing commercial customers. In 2009, the Company further altered its strategy by significantly increasing mortgage loan underwriting standards for loans originated for Puerto Rico borrowers. Despite these actions the Company’s non-performing loans increased as a result of defaults by previous existing customers. In response to the economic difficulties of the Company’s customers, in 2010 the Company initiated programs to modify the credit terms of a significant number of Puerto Rico residential mortgage and commercial borrowers as a means to optimize the performance of our borrowers and the Company. The Company continues to focus on rationalizing the revenue and expense opportunities available in an economically stressed Puerto Rico. As part of our strategy to return the Company to a safe and sound condition in Puerto Rico, the Company re-embarked in 2009 on expanding its U.S.-based funding sources and commercial lending to U.S. businesses in order to diversify risk and generate income.

The Company expects that the conditions which have driven the adoption of its current business strategies to continue to affect the Company’s risk profile and earnings into the foreseeable future. Evolving conditions may also present new operational and strategic challenges and require us to further restructure our operations and capital structure. The continuing weakness in the economy in Puerto Rico is expected to continue to adversely affect the quality of the Company’s Puerto Rico home mortgage, commercial real estate, and construction and land portfolios, as well as its ability to generate new quality home mortgage loans — the most significant part of the Company’s business. The Company anticipates that its operating capabilities will continue to be restricted by the consent order with the FDIC and the Office of the Commissioner, and the Written Agreement with the Federal Reserve Bank of New York, and that compliance with the consent order and the Written Agreement will cause the Company’s operating costs to increase. The Company’s operations will also be negatively affected by the continuing consolidation of other banks in the Puerto Rico market, as these banks, by virtue of their larger size, have greater access to capital and customers than the Company, and the ability to adopt competitive strategies that are adverse to the interests of the Company. In addition, the Company’s operations may also be negatively affected by the effect on the Puerto Rico economy of the downgrading of the long term ratings of the Commonwealth of Puerto Rico to non-investment grade by three of the principal rating agencies during February 2014.

Regarding the benefits of the Company’s strategy to develop U.S. funding and lending opportunities, at December 31, 2013, $2.7 billion of the Company’s $6.3 billion gross loans receivable, or 42.86%, are to U.S. operating businesses and individuals for business purposes. Funding sources specific to its U.S. businesses, specifically deposits (excluding brokered deposits), borrowings and collateralized loan obligations totaled $2.6 billion as of December 31, 2013, with the remainder of the assets funded by the general funding sources available to Doral Bank. The U.S. based commercial loans have lower defaults than the Company’s Puerto Rico commercial loan portfolio. As a result, of the $87.7 million loss before income taxes for the year ended December 31, 2013, the Company’s U.S. business contributed $55.4 million in income before income taxes, compared to income before income taxes of $27.8 million from Puerto Rico Growth. The income before income taxes from the U.S. and Puerto Rico Growth operations were offset by losses before income taxes of $106.6 million, $44.2 million and $20.1 million from Recovery, Corporate and Treasury operations, respectively.

Puerto Rico is the principal market for our current operations. Doral Financial’s Puerto Rico-based operations accounted for 67.14% of Doral Financial’s consolidated assets as of December 31, 2013.

The following table sets forth the geographic composition of Doral Financial’s loan originations for the periods indicated:

	Year ended December 31
	2013	2012	2011
Puerto Rico	33%	42%	31%
United States	67%	58%	69%

Market Area and Competition

Puerto Rico is Doral Financial’s primary service area. The competition in Puerto Rico for the origination of loans and attracting of deposits is substantial. Competition comes not only from local commercial banks and credit unions, but also from banking affiliates of banks headquartered in the United States, Spain and Canada. In mortgage lending, the Company also faces competition from independent mortgage banking companies. Doral Financial offers loans with competitive features, emphasizing the quality of its service and pricing its range of products at competitive rates.

Since 2009, Doral Financial has increased its business activities in the U.S. by expanding its lending activities in the New York metropolitan area and establishing deposit taking and lending operations in northwest Florida. While these markets are competitive, Doral perceives that well managed community banks with appropriately priced products in the New York metropolitan area and northwest Florida markets can successfully compete for deposits and loans. The Company’s plans are to continue to restructure our operations in Puerto Rico while expanding U.S. New York and northwest Florida business activities.

The Commonwealth of Puerto Rico

General.    The Commonwealth of Puerto Rico, an island located in the Caribbean, is approximately 100 miles long and 35 miles wide, with an area of 3,423 square miles. According to the information published by the United States Census Bureau, the population of Puerto Rico was 3,725,789 as of April 1, 2010, a decrease of 2.2% when compared to 3,808,610 in 2000. The population estimate as of July 1, 2013 by the United States Census Bureau reflects an additional reduction of 110,703, or 3.0%, to 3,615,086.

Relationship of Puerto Rico with the United States.    Puerto Rico has been under the jurisdiction of the United States since 1898. Puerto Ricans have been citizens of the United States since 1917. In 1950, after a long evolution towards greater self-government, the U.S. Congress enacted Public Law 600, authorizing Puerto Rico to draft and approve its own Constitution, guaranteeing a republican form of government. The Constitution was drafted by a popularly elected constitutional convention, approved in a special referendum by the people of Puerto Rico, amended and ratified by the U.S. Congress, and subsequently approved by the President of the United States.

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

Governmental Structure.    The Constitution of Puerto Rico provides for the separation of powers of the executive, legislative and judicial branches of government. The Governor is elected every four years. The Legislative Assembly consists of a Senate and a House of Representatives, the members of which are elected for four-year terms. The highest local court in Puerto Rico is the Supreme Court of Puerto Rico. Decisions of the Supreme Court of Puerto Rico may be appealed to the United States Supreme Court under the same conditions as decisions from state courts. Puerto Rico also constitutes a district in the federal judiciary and has its own United States District Court. Decisions of this federal district court may be appealed to the United States Court of Appeals for the First Circuit, and from there to the United States Supreme Court.

Governmental responsibilities assumed by the central government of Puerto Rico are similar in nature to those of the various state governments of the United States. In addition, the central government of Puerto Rico assumes responsibility for local police and fire protection, education, public health and welfare programs, and economic development.

The Economy.    The economy of Puerto Rico is closely linked to the United States economy, as most of the external factors that affect the Puerto Rico economy (other than oil prices) are determined by the policies and performance of the United States economy. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During fiscal year 2012, approximately 70.9% of Puerto Rico’s exports went to the United States mainland, which was the source of approximately 42.6% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years, the performance of Puerto Rico’s economy has not been consistent with, and has lagged, the performance of the United States economy.

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of the phase out of Section 936 of the U.S. Internal Revenue Code in 2006 and an increased emphasis on higher-wage, high-technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high-technology machinery and equipment. At the present time, almost 90% of manufacturing is generated by chemical and electronic products. The service sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications, public utilities, and other services, also plays a major role in the economy. It ranks second to manufacturing in contribution to Puerto Rico’s gross domestic product, and leads all sectors in providing employment.

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. For fiscal year 2012, preliminary reports by the Puerto Rico Planning Board indicate that real gross national product grew by only 0.1%. According to information and projections published in November 2013, the Puerto Rico Planning Board currently projects a decrease in real gross national product of 0.3% in fiscal year 2013 and a decrease in real gross national product of 0.8% for fiscal year 2014. The Planning Board is expected to publish a new forecast in March 2014 for fiscal years 2014 and 2015, together with revised figures for fiscal year 2012 and the preliminary estimates for fiscal year 2013.

Employment in Puerto Rico has continued to be weak. A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2013 due to the current recession and contractionary fiscal adjustment measures by the Puerto Rico government. According to the Household Survey (conducted by the Puerto Rico Department of Labor and Human Resources), the number of persons employed in Puerto Rico during fiscal year 2013 averaged 1,029,019, a decrease of 0.9% compared to the previous fiscal year; and the unemployment rate averaged 14.0%. During the first six months of fiscal year 2014, total employment fell by 2.0%, as compared to the same period in the prior fiscal year, and the unemployment averaged 14.8% compared to 14.2% for the same period in the previous fiscal year.

Fiscal Imbalance.    Since 2000, Puerto Rico has faced a number of fiscal challenges, including an imbalance between its General Fund revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $2.9 billion. Since then, the Commonwealth has been able to reduce its deficit every year, except fiscal year 2012, through various measures designed to increase revenues and reduce expenses. For fiscal year 2013, according to preliminary results, the Commonwealth was able to reduce the deficit to approximately $1.3 billion.

The fiscal year 2014 budget was approved with an $820 million deficit, which deficit was expected to be covered with $575 million in general obligation debt service refunding and $245 million in new deficit financing. The Commonwealth government announced during February 2014 that it would reduce the deficit for fiscal year 2014 from $820 million to $650 million by reducing fiscal year 2014 appropriations by $170 million and reducing the deficit financing by the same amount. Legislation was submitted on February 5, 2014 and later approved to reduce fiscal year 2014 appropriations by $170 million. In addition, the Puerto Rico Governor announced his commitment to recommend to the Puerto Rico Legislature the approval of a balanced budget with no deficit financing for fiscal year 2015.

The Commonwealth’s ability to reduce the fiscal year 2014 deficit and to achieve a balanced budget by fiscal year 2015 depends on a number of factors, some of which are not wholly within its control, including the performance of the Commonwealth’s economy, that actual collections of taxes meet the Treasury Department’s projections, and the government’s ability to reduce and control government expenditures, particularly in areas such as education and healthcare where expenses have in the past exceeded the budget. For fiscal year 2015, the Commonwealth will face additional cost pressures, including higher compensation expenses under existing collective bargaining agreements, incremental pension plan contributions, higher debt service costs, and higher formula-based budget allocations.

The Commonwealth has frequently failed to meet its revenue and expense projections, and its accounting, payroll and fiscal oversight information systems and processes have deficiencies that significantly affect its ability to forecast expenditures. Thus, there can be no assurance that the Commonwealth will be able to collect the projected revenues or achieve the required spending cuts for fiscal year 2015 and achieve a balanced budget.

Economic Growth.    Since January 2013, recognizing the urgency to reignite the economy, the new Commonwealth administration has been actively working to attract investment, create jobs and rethink how to best deploy available resources. The new Commonwealth administration favors initiatives that promote sustainable economic growth and job creation, while accelerating the transition to a knowledge-based and innovation driven economy, focused mainly on the development of human capital and intellectual property, in order to diversify Puerto Rico’s economic base.

The Government’s outreach efforts are being directed at increasing awareness of Puerto Rico’s competitive advantages for businesses and investors in sectors where the Commonwealth has natural or structural competitive advantages. The Government’s outreach program has prioritized the following industry sectors: manufacturing, knowledge services and tourism.

With the purpose of boosting employment and promoting the creation of small and medium enterprises, the Jobs Now Act was adopted in February 2013. Its objectives are to create jobs by eliminating certain hurdles that delay and impede the establishment of new businesses or expanding existing businesses in Puerto Rico, allow better access to capital, and provide incentives under agreements between certain eligible businesses and the Government of Puerto Rico through the Puerto Rico Commerce and Export Company. The benefits provided under the law include, among others, partial reimbursement of salaries paid to certain persons previously unemployed, nominal rents on buildings owned by the Puerto Rico Industrial Development Company, two year property tax exemption for previously vacant buildings, a preferential income tax rate for the first two years of operations, full municipal license tax and personal property tax exemption for the first two years of operations, an extended carryover period for net operating losses incurred during the first two years of operations and an energy credit per incremental job to be used against the electricity bill. The law also establishes an expedited permitting process for establishing eligible businesses.

The Commonwealth is also committed to diversifying its energy sources with the aim of lowering energy costs. To that aim, the Puerto Rico Electric Power Authority recently completed the conversion to natural gas of its Costa Sur plant with plans to convert to natural gas its Aguirre plant and build a liquefied natural gas port by 2015. The Government’s goal is to increase the use of natural gas for power generation to 50% by 2015 and to 70% by 2017. The other principal component of the Commonwealth’s fuel diversification strategy is the development of renewable energy generation. In July of 2010, the Commonwealth enacted legislation focused on reducing Puerto Rico’s dependence on fossil fuels, particularly oil, through the promotion of diverse renewable-energy technologies. This legislation seeks to lower energy costs, reduce energy-price volatility, and establish environmentally sustainable energy production through a reduction in ecologically harmful emissions. It creates a Renewable Portfolio Standard, recognizing many sources of renewable energy that utilize various technologies, and setting a target of 12% renewable energy production by 2015 and 15% by 2020, and a requirement for retail energy providers to establish a plan to reach 20% renewable energy production by 2035.

The Government recognizes that public-private partnerships represent an important tool for economic development. During 2009 Puerto Rico enacted legislation establishing a clear public policy and legal framework for the establishment of public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets. The Puerto Rico government has already completed the concession of toll roads PR-22 and PR-5, has awarded contracts for the construction and maintenance of a selected number of public schools throughout Puerto Rico, and completed a concession agreement for the Luis Munoz Marin International Airport. The Public-Private Partnership Authority is currently evaluating projects for the development and construction of new infrastructure facilities. These projects include a rail transportation system from Caguas to San Juan, the extension of the PR-22 toll road from Hatillo to Aguadilla, new correctional facilities and conversion to natural gas of certain PREPA power plants, among others.

Unfunded Pension Benefit Obligations and Funding Shortfalls of the Retirement Systems.    One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirement systems that are funded principally with budget appropriations from the Commonwealth’s General Fund. As of June 30, 2012, the date of the latest actuarial valuation of the three retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and the Judiciary Retirement System were $26.4 billion, $10.3 billion and $358 million, respectively, and the funded ratios were 4.5%, 17.0% and 14.1%, respectively.

The Commonwealth recognized that, based on the funding requirements of the retirement systems, the unfunded actuarial accrued liabilities would continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions were not sufficient to fund pension benefits, and thus, the annual contributions were also not sufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and participant contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2013 for the Employees Retirement System, the Teachers Retirement System and the Judiciary Retirement System were approximately $806 million, $334 million and $9 million, respectively.

As a result, the assets of the retirement systems were expected to continue to decline and eventually be depleted during the next five to eight years. Since the Commonwealth and other participating employers are ultimately responsible for any funding deficiency in the three retirement systems, the depletion of the assets available to cover retirement benefits would require the Commonwealth and other participating employers to cover such funding deficiency. It was estimated that the Commonwealth would be responsible for approximately 74% of the combined annual funding deficiency of the three retirement systems, with the balance being the responsibility of the municipalities and public corporations. Ultimately, since the Commonwealth’s General Fund was required to cover a significant amount of the funding deficiency, the Commonwealth would have difficulty funding the required annual contributions unless it implemented significant reforms to the retirement systems, obtained additional revenues, or took other budgetary measures.

On the basis of the work of various commissions and task forces established by the Commonwealth, in recent years several bills were submitted to, and evaluated by, the Legislative Assembly to address in part the retirement systems’ financial condition. One of the bills enacted was Act No. 96 of 2011 and resulted in the transfer of $162.5 million to the Employees Retirement System which was invested in capital appreciation bonds issued by Puerto Rico Sales Tax Financing Corporation (“COFINA”) maturing annually from 2043 to 2048 and accreting interest at 7%. The principal of the COFINA bonds will grow to approximately $1.65 billion at their maturity dates.

The Commonwealth also enacted Act No. 114 of 2011, which provides for an increase in employer contributions to the Employees Retirement System and the Teachers Retirement System of 1% of covered payroll in each of the five fiscal years following enactment and by 1.25% of covered payroll in each of the following five fiscal years. As a result of these increases, the Employees Retirement System and the Teachers Retirement System would receive approximately $110 million and $40 million, respectively, in additional employer contributions during fiscal year 2014, and the additional employer contributions are projected to increase gradually each fiscal year to $489 million and $192 million, respectively, by fiscal year 2021.

In addition to these measures, on August 8, 2011, the Board of Trustees of the Employees Retirement System adopted a new regulation relating to the concession of personal loans to its members, which, among other changes, lowers the maximum amount of those loans from $15,000 to $5,000. This change is expected to gradually improve the liquidity of the Employees Retirement System.

Notwithstanding the above legislative and administrative measures directed at addressing the funding shortfall of the retirement systems, the funding situation of the Employees Retirement System presented a serious long term challenge that required more urgent and sweeping changes to improve the financial health and long term solvency of the Employees Retirement System.

In April 2013, the new Puerto Rico administration enacted Act No. 3 of 2013, which provides for a comprehensive reform to the Employees Retirement System to address its unfunded status and annual funding shortfalls. Among the major changes introduced by Act No. 3 are: (i) granting and accrual of future benefits to current employees under a defined contribution plan (rather than a defined benefit plan) to be paid through a lifetime annuity, (ii) gradual increase of the retirement age for various groups of participants, (iii) increase of the employee contribution to the Employees Retirement System to 10% from 8.275%, and (iv) elimination or reduction of various retirement benefits previously granted by special laws. As reported by the Commonwealth, with the enactment of Act No. 3, the gradual increase in employer contributions enacted in 2011 and the additional employer contributions required under a separate law (Act No. 32 of 2013), it is projected that the gross assets of the Employees Retirement System will no longer be depleted. The Puerto Rico Supreme Court upheld the constitutionality of the amendments enacted to the Employees Retirement System, the largest of the three retirement systems, in 2013.

Act No. 3 of 2013 did not address the underfunded condition of the Teachers Retirement System and the Judiciary Retirement System. During December 2013, the Commonwealth enacted comprehensive reforms of the Teachers Retirement System and the Judiciary Retirement System.

The reform of the Teachers Retirement System, among other things: (i) freezes the retirement benefits that participants will have accrued under the current defined benefit system as of July 31, 2014; (ii) thereafter replaces this defined benefit going forward with a defined contribution plan; (iii) increases the retirement age of certain groups of participants; (iv) increases employee contributions from 9% to 10%; and (v) eliminates or reduces certain benefits granted to existing and future retirees under special laws. It also provides for certain additional employer contributions by the Commonwealth. The constitutionality of these recently adopted amendments to the Teachers Retirement System is being challenged in court.

The reform of the Judiciary Retirement System establishes a new hybrid retirement system for judges appointed after July 1, 2014, which includes both a defined benefit and a defined contribution component. The amendments also increase employee contributions by judges appointed on or before June 30, 2014 by 2%, and establishes that those appointed after July 1, 2014 must contribute 12% of their salary. The law also eliminates certain benefits granted under special laws. The Puerto Rico Supreme Court upheld the constitutionality of the amendments enacted to the Judiciary Retirement System during February 2014 (although it interpreted that changes enacted would not be applicable to judges appointed prior to the enactment of such amendments on December 24, 2013).

Ratings of Commonwealth General Obligation Bonds.    The Commonwealth’s general obligation bonds presently have non-investment grade ratings issued by three of the principal rating agencies.

On February 4, 2014, Standard & Poor’s Rating Services (“S&P”) lowered its rating on the Commonwealth’s general obligation bonds from “BBB-” to “BB+” with a negative outlook. S&P also maintained such rating on CreditWatch with negative implications to reflect uncertainties relating to the Commonwealth’s constrained access to the market, as well as S&P’s assessment of the size and timing of potential additional contingent liquidity needs. On March 14, 2014 S&P affirmed its “BB+” rating on the Commonwealth’s general obligation bonds with a negative outlook, but removed them from CreditWatch with negative implications as a result of the Commonwealth’s successful placement of $3.5 billion of its general obligation debt on March 11, 2014.

On February 7, 2014, Moody’s Investors Service (“Moody’s”) lowered the rating on Puerto Rico’s general obligation bonds from “Baa3” to “Ba2.” Moody’s also maintained its negative outlook based on its expectation of continued economic stagnation or decline. According to Moody’s the negative outlook also incorporated continued demands on liquidity, increased refinancing risk and constrained market access.

On February 11, 2014, Fitch, Inc. (“Fitch”) lowered its rating on the Commonwealth’s general obligation bonds from “BBB-” to “BB.” The rating was removed by Fitch from Rating Watch Negative, but the rating outlook remained negative.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act implemented significant regulatory and compliance changes and has had, and will continue to have, a broad impact on the financial services industry, including, among other things: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthen the safety and soundness of, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in other parts of this “Regulation and Supervision” section.

Increased Capital Standards.    The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards are required to be no lower than regulatory capital and leverage standards applicable to insured depository institutions at the time of the approval of the Dodd-Frank Act and may, in fact, be higher when established by the agencies. During July 2013 the Federal Reserve Board and the FDIC adopted final rules to revise and update the federal banking agencies current regulatory capital rules to align the rules with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the final rules establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. In general terms, the final rules, among other things, include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

Consumer Financial Protection Bureau (“CFPB”).    The Dodd-Frank Act also created the CFPB within the Federal Reserve. The CFPB is a new consumer financial services regulator which has assumed jurisdiction for administration of most federal consumer financial laws previously promulgated by federal banking regulators and other agencies. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over most federal consumer financial protection statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorney generals are permitted to enforce consumer protection rules adopted by the CFPB against state-chartered institutions. The CFPB has primary examination and supervisory authority over banks with over $10 billion in assets as to consumer financial products.

Deposit Insurance; Interest on Demand Deposits.    The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that depository institutions are now permitted to pay interest on demand deposit accounts, and in this respect the Federal Reserve approved a final rule repealing Regulation Q on July 14, 2011.

Securitization.    The Dodd-Frank Act directed the SEC and other regulators to prescribe rules seeking to better align the interests of securitizers of asset-backed securities with investors and to require more disclosure in the securitization process. The SEC has promulgated several rules to implement the aspects of the Dodd-Frank Act directed at increasing disclosure in the securitization process. Also, the SEC and other regulators have proposed several rules regarding risk retention (requiring securitizers to retain an economic interest in the credit risk (generally 5%) of any asset transferred to a third party through an asset-backed security), conflicts of interest and asset-level disclosures. On August 28, 2013, the SEC and several federal banking agencies published a proposed rule that re-proposes with modifications a previously proposed rule to implement the credit risk retention requirements added by the Dodd-Frank Act. The proposed regulations are based on the provision of the Dodd-Frank Act that requires the SEC and other regulators to jointly propose regulations that: (i) require a securitizer to retain not less than 5% of the credit risk of any assets that the securitizer, through the issuance of an asset-backed security transfers, sells or conveys to a third party; and (ii) prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain.

Transactions with Affiliates.    The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” (now includes derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions) and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

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

Debit Card Interchange Fees.    The Dodd-Frank Act added a new section to the Electronic Funds Transfer Act, which gives the Federal Reserve the authority to establish rules regarding interchange fees charged by payment card issuers having assets over $1 billion for electronic debit transactions, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of the transaction to the issuer, with specific allowances for the costs of fraud prevention. On June 29, 2011, the

Federal Reserve issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. The final rule regarding debit card interchange fees became effective on October 1, 2011. Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. In accordance with the Dodd-Frank Act, issuers that, together with their affiliates, have assets of less than $10 billion are exempt from the debit card interchange fee standards. Also, on June 29, 2011, the Federal Reserve approved an interim final rule that allows for an upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee if the issuer develops and implements policies and procedures reasonably designed to achieve the fraud-prevention standards set out in the interim final rule. The interim final rule regarding fraud-prevention adjustment also became effective on October 1, 2011.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations that will become effective over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluating and making necessary changes in order to comply with new statutory and regulatory requirements.

Mortgage Origination and Servicing Activities

Federal Regulation

Doral Financial’s mortgage origination and servicing operations are subject to the applicable rules and regulations of the CFPB, FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, selling and servicing of mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, fix maximum interest rates and fix maximum loan amounts with respect to VA loans. Moreover, lenders such as Doral Financial are required annually to submit to FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD audited financial statements, and each regulatory or government sponsored entity has its own requirements. Doral Financial’s affairs are also subject to supervision and examination by FHA, VA, RHS, FNMA, FHLMC, GNMA and HUD at all times to ensure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Real Estate Settlement Procedures Act and regulations promulgated thereunder which, among other things, prohibit loan discrimination activities and practices and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

The Dodd-Frank Act included certain provisions that, upon the approval and effectiveness of the final regulations, create certain new standards for residential mortgage lenders. The principal restrictions are as follows: (i) prohibits mortgage lenders and brokers from giving or receiving compensation that varies based on loan terms other than the principal amount of the loan (this prohibition effectively eliminates yield spread premiums); (ii) requires mortgage lenders to determine that the consumer has the reasonable ability to repay the loan according to its terms based upon a variety of factors (including credit history, current income, expected income, and current obligations); and (iii) creates a safe harbor for mortgage lenders with respect to “qualified mortgages” (a “qualified mortgage” is a mortgage that meets the following requirements: term does not exceed 30 years, the consumer may not defer the payment of principal, points and fees may not exceed 3% of the amount of the loan, negative amortization is not allowed, and no balloon payments are permitted except under certain circumstances). The Federal Reserve issued on April 19, 2011 a proposed rule under Regulation Z that would implement these requirements of the Dodd-Frank Act. The Federal Reserve noted that this rulemaking would be finalized by the CFPB rather than the Federal Reserve because rulemaking authority under Regulation Z was transferred to the

CFPB on July 21, 2011. The CFPB issued the final rules on January 10, 2013 (with certain amendments and clarifications later issued during 2013), which final rules generally became effective on January 10, 2014.

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

On January 17, 2013 the CFPB issued new mortgage servicing rules under the provisions of the Truth in Lending Act and Real Estate Settlement Procedures Act that were amended by the Dodd-Frank Act. The final mortgage servicing rules also generally became effective on January 10, 2014. The new rules cover nine major areas dealing with the following mortgage servicing matters: (i) requirement to provide periodic billing statements (generally monthly); (ii) requirement to provide certain advance interest-rate adjustment notices on adjustable rate mortgages; (iii) requirements relating to prompt payment processing and prompt issuance of mortgage payoff statements; (iv) limitations relating to forced placed insurance; (v) procedural requirements for responding to written information requests or complaints of errors; (vi) requirement to establish general servicing policies and procedures; (vii) requirements involving early intervention with delinquent borrowers (including notification of loss mitigation alternatives); (viii) requirements to assure continuity of contact with delinquent borrowers; and (ix) requirement to follow certain specified loss mitigation procedures for mortgage loans secured by a borrower’s principal residence (dual tracking-when the servicer moves forward with foreclosure while simultaneously working with the borrower to avoid foreclosure-is restricted). These new standards are expected to add to the cost of conducting a mortgage servicing business.

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

Doral Financial’s operations in the mainland United States are subject to regulation by state regulators in the states in which it conducts a mortgage loan business, and may be subject to various states’ consumer protection laws with respect to such activities and any related banking activities conducted in such states.

Effective in April 2011, Act No. 247 of 2010 (“Act No. 247”) became effective as the new law to regulate the business of mortgage loans in Puerto Rico and the licensing of persons and entities involved in making and servicing mortgage loans in Puerto Rico. Act No. 247 repealed the Puerto Rico Mortgage Banking Institutions Law of 1973, as amended. Act No. 247 requires the prior approval of the Office of the Commissioner for the acquisition of control of any mortgage banking institution licensed under such law. For purposes of Act No. 247, the term “control” means the power to direct or influence decisively, directly or indirectly, the management or policies of a mortgage banking institution. Act No. 247 provides that a transaction that results in the holding of less than 10% of the outstanding voting securities of a mortgage banking institution shall not be considered a change of control. Pursuant to Section 3.10 of Act No. 247, upon receipt of notice of a proposed transaction that may result in a change of control, the Office of the Commissioner is required to make such investigations as it deems necessary to review the transaction.

On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 (the “Housing Recovery Act”). Title V of the Housing Recovery Act, entitled The Secure and Fair Enforcement Mortgage Licensing Act of 2008 (“SAFE Act”), recognizes and builds on states’ efforts by requiring all mortgage loan originators, regardless of the type of entity they are employed by, to be either state-licensed or federally-registered. Under the SAFE Act, all states (including the Commonwealth of Puerto Rico) must implement a mortgage originator licensing process that meets certain minimum standards and must license mortgage originators through the Nationwide Mortgage Licensing System and Registry (the “NMLS”). As a result of this federal legislation, the Office of the Commissioner announced that it would begin accepting submissions through NMLS on April 2, 2009 and that all mortgage lenders/servicers or mortgage brokers operating in Puerto Rico were required to be duly registered through the NMLS commencing June 1, 2009. In terms of federal registrations, on January 31, 2011 the FDIC and other federal banking agencies issued a notice stating that the initial registration period for federal registrations of employees of banks and savings associations ran from January 31, 2011 to June 29, 2011. This Federal registration is required by the SAFE Act for employees of banks and savings associations that act as originators of residential mortgage loans and was also accomplished through the NMLS.

Banking Activities

Federal Regulation

General

Doral Financial is a bank holding company subject to ongoing supervision, examination and regulation by the Federal Reserve under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”) and the Dodd-Frank Act. As a bank holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking. Under the Gramm-Leach-Bliley Act, financial holding companies can engage in a broader range of financial activities than bank holding companies. Given the difficulties faced by Doral Financial following the restatement of its audited financial statements for the period from January 1, 2000 to December 31, 2004, the Company filed a notice with the Federal Reserve withdrawing its election to be treated as a financial holding company, which became effective on January 8, 2008. See “— Financial Modernization Legislation” below for a general description of the expanded powers of financial holding companies. The withdrawal of its election to be treated as a financial holding company has not adversely affected and is not expected to adversely affect Doral Financial’s current operations, all of which are permitted for bank holding companies that have not elected to be treated as financial holding companies. Specifically, Doral Financial is authorized to engage in insurance agency activities in Puerto Rico pursuant to Regulation K promulgated by the Federal Reserve under the BHC Act.

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

Doral Bank is subject to supervision and examination by applicable federal and state banking agencies, including the FDIC, the Office of the Commissioner and the banking regulatory authorities of the states of Florida and New York where Doral Bank has bank branches. Doral Bank is subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, the timing and availability of deposited funds, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, collateral for certain loans, the scope of the bank’s businesses, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer financial protection laws and regulations also affect the operations of Doral Financial’s banking and other subsidiaries. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in order to influence the economy.

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

On August 8, 2012 the members of the Board of Directors of Doral Bank entered into a Consent Order with the FDIC and the Office of the Commissioner. The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. Doral Financial entered into a Written Agreement with the Federal Reserve Bank of New York dated September 11, 2012, which replaced and superseded the then still effective Cease and Desist Order entered into by Doral Financial with the Board of Governors of the Federal Reserve System on March 16, 2006. Please refer to Part I, Item 3, Legal Proceedings for additional information regarding regulatory enforcement matters.

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

As mentioned above, the Dodd-Frank Act transferred rulemaking authority for a number of consumer financial protection laws from the Federal Reserve and other federal agencies to the CFPB effective as of July 21, 2011. During the last quarter of 2011, the CFPB commenced the process of republishing the regulations implementing these laws with technical and conforming changes to reflect the transfer of authority and certain other changes made by the Dodd-Frank Act. For example, the CFPB issued interim final rules that became effective on December 30, 2011 establishing the following regulations: Regulation X (Real Estate Settlement Procedures Act), Regulation P (Privacy of Consumer Information), Regulation DD (Truth in Savings Act), Regulation V (Fair Credit Reporting Act), Regulation B (Equal Credit Opportunity Act), Regulation Z (Truth in Lending Act), and Regulation E (Electronic Funds Transfer Act). In general terms, the interim final rules adopted by the CFPB substantially mirrored the existing regulations that were being substituted and imposed no new substantive obligations on regulated entities.

During 2012 and 2013 the CFPB has reviewed and adopted substantive amendments to several of its regulations such as Regulation X (Real Estate Settlement Procedures Act), Regulation V (Fair Credit Reporting Act), Regulation C (Home Mortgage Disclosure Act), Regulation Z (Truth in Lending Act), and Regulation E (Electronic Funds Transfer Act). In addition, during the last half of 2012 the CFPB made several proposals to amend rules relating to mortgage lending and mortgage servicing. Most of these regulations were completed during 2013 and became effective in January 2014. As mentioned above, these regulations implemented substantial changes to mortgage lending and mortgage servicing practices.

Holding Company Structure

Doral Bank, as well as any other insured depository institution subsidiary organized by Doral Financial in the future, is subject to restrictions under Federal Reserve Regulation W that governs affiliate transactions with Doral Financial and other non-banking subsidiaries of Doral Financial, whether in the form of loans, other extensions of credit, investments or asset purchases. Such affiliate transactions by Doral Bank with Doral Financial, or with any one of Doral Financial’s non-banking subsidiaries, are limited in amount to 10% of Doral Bank’s capital stock and surplus and, with respect to Doral Financial and all of its non-banking subsidiaries, to an aggregate of 20% of Doral Bank’s capital stock and surplus. Please refer to Transactions with Affiliates and Related Parties, below.

Under Federal Reserve policy, which has been codified by the Dodd-Frank Act, a bank holding company such as Doral Financial is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each subsidiary bank. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In furtherance of this policy, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the bank regulatory authority determines that divestiture may aid the depository institution’s financial condition. Federal bank regulators may also restrict the ability of a bank holding company to pay dividends and make other capital distributions to shareholders, and may impose specific capital requirements on a bank holding company to serve as a source of strength to its subsidiary.

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

On February 18, 2014, the Federal Reserve adopted a final rule that aims to strengthen supervision and regulation of large U.S. bank holding companies and foreign banking organizations. The final rule establishes a number of enhanced prudential standards for large U.S. bank holding companies and foreign banking organizations, which include liquidity, risk management, stress testing and capital. The majority of the provisions of the rule applicable to U.S. bank holding companies are applicable to companies with total consolidated assets of $50 billion or more. However, the final rule requires publicly traded U.S. bank holding companies with total consolidated assets of $10 billion or more to establish enterprise-wide risk committees, adding to the previously adopted annual stress testing requirement imposed on U.S. bank holding companies. The final rule will not apply to companies designated as systemically important nonbank financial companies, which will be subject to enhanced prudential standards to be adopted pursuant to a subsequently issued Federal Reserve rule. In addition, the final rule does not establish single counterparty credit limits or early remediation requirements, which according to the Federal Reserve will be implemented at a later date following further study. U.S. bank holding companies subject to the final rule will need to comply by January 1, 2015.

On October 9, 2012, the FDIC issued a final rule requiring certain large depository institutions to conduct annual capital adequacy stress tests. The proposed rule, which implements a requirement of Section 165 of the Dodd-Frank Act, applies to state nonmember banks with total consolidated assets of more than $10 billion. The rule defines “stress test” as a process to assess the potential impact of economic and financial conditions on the consolidated earnings, losses and capital of a bank over a set planning horizon, taking into account the current condition of the bank and its risks, exposures, strategies, and activities.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the adequacy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between public companies and their external auditors, imposed additional responsibilities for the financial statements on the chief executive officer and chief financial officer of public companies, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

Since the 2004 Annual Report on Form 10-K, the Company has included in its Annual Report on Form 10-K its management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company, management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end, and the framework used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting.

Capital Adequacy; Basel III Capital Standards

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to total average assets, less goodwill and certain other intangible assets (the “Leverage Ratio”) of 3% for bank holding companies that have the highest regulatory rating or have implemented the Federal Reserve’s market risk capital measure. All other bank holding companies are required to maintain a minimum Leverage Ratio of 4%. The guidelines also provide that banking organizations experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization’s Tier 1 Capital, less all intangibles, to average total assets, less all intangibles.

The FDIC’s current regulatory capital requirements for state non-member insured banks, such as Doral Bank, are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The Consent Order with the FDIC and the Office of the Commissioner requires that Doral Bank submit a written capital plan to the FDIC and the Office of the Commissioner that details the manner in which Doral Bank will meet and maintain a Tier 1 Capital (Leverage) Ratio of at least 8%, a Tier 1 Risk-Based Capital Ratio of at least 10% and Total Risk-Based Capital Ratio of at least 12%. The Written Agreement with the Federal Reserve Bank of NY requires that Doral Financial submit to the FRBNY an acceptable written plan to maintain sufficient capital at Doral Financial on a consolidated basis. Please refer to Part I, Item 3 Legal Proceedings for additional information regarding Doral Financial’s regulatory matters.

Set forth below are Doral Financial’s and Doral Bank’s capital ratios at December 31, 2013, based on existing Federal Reserve and FDIC guidelines, respectively, and the applicable capital ratios required in order to be considered well capitalized and required to be maintained under the FDIC consent oder:

	Doral Financial	Doral Bank	Well Capitalized Minimum (Under FDICIA’s Prompt Corrective Action Provisions)	Consent Order Minimum (Bank Subsidiary)
Total capital ratio (Total capital to risk weighted assets)	11.3%	12.6%	10.0%	12.0%
Tier 1 capital ratio (Tier 1 capital to risk weighted assets)	9.7%	11.4%	6.0%	10.0%
Leverage ratio (Tier 1 capital to adjusted average assets)	7.6%	8.5%	5.0%	8.0%

As of December 31, 2013, Doral Bank was in compliance with all of the regulatory capital requirements that were applicable to it as a state non-member bank as well as the requirements related to the Consent Order. Please refer to note 30 of the accompanying consolidated financial statements for additional information regarding Doral Financial’s regulatory capital ratios.

Failure to meet minimum regulatory capital requirements could result in the initiation of certain mandatory and additional discretionary actions by banking regulators against Doral Financial and its banking subsidiary that, if undertaken, could have a material adverse effect on Doral Financial, such as a variety of enforcement remedies, including, with respect to an insured bank, the termination of deposit insurance by the FDIC and certain restrictions on its business. See “FDICIA” below.

Under the Dodd-Frank Act, federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards are required to be no lower than regulatory capital and leverage standards currently applicable to insured depository institutions and may, in fact, be higher when established by the federal banking agencies.

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

During July 2013 the Federal Reserve Board and the FDIC adopted final rules to revise and replace the federal banking agencies current regulatory capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. The final rules will be phased-in beginning in January 2014 for the very largest banks, and in January 2015, for all other banking organizations. Under the final rules, minimum requirements will increase for both the quality and quantity of capital held by banking organizations. Certain requirements of the final rules establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. In general terms, the final rules, among other things, (i) include implementation of a new minimum ratio of common equity Tier 1 Capital to risk-weighted assets of 4.5% and a common equity Tier 1 Capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions, (ii) raise the minimum ratio of Tier 1 Capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations, and (iii) apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 Capital in addition to the amount necessary to meet its minimum risk-based capital requirements.

These new capital standards have not become effective for Doral Financial or Doral Bank. The ultimate impact on Doral Financial and Doral Bank of these new capital standards cannot be fully determined at this time. Nonetheless, the requirement that Doral Financial and Doral Bank maintain higher capital ratios, with common equity as a predominant component, the requirement to maintain a capital buffer and the more restrictive requirements for certain instruments to qualify as capital, could adversely affect our capital ratios our compliance with regulatory and capital requirements, and therefore could adversely affect and, in some cases, materially adversely affect our capital position, business, financial condition and results of operations.

On October 30, 2013 the FDIC and other federal banking agencies issued a proposed rule that would implement a quantitative liquidity requirement consistent with the liquidity coverage ratio (LCR) established by the Basel Committee on Banking Supervision. According to the federal banking agencies, the requirement is designed to promote short-term resilience of the liquidity risk profile of international banking organizations and enhance improvements in the measurement and management of liquidity risk. In general terms, the more stringent liquidity proposal is limited to large internationally active banking organizations (for example, those that have more than $250 billion in consolidated assets), and a less stringent, modified LCR would be applicable for bank holding companies with more than $50 billion in consolidated assets that are not internationally active.

Prompt Corrective Action under FDICIA

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 and the regulations promulgated thereunder, federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA and the regulations thereunder, establish five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” The relevant capital measures are the Total risk-based capital ratio, the Tier 1 risk-based capital ratio and the leverage ratio.

Rules adopted by the federal banking agencies provide that an insured depository institution will be deemed to be (1) well capitalized if it maintains a leverage ratio of at least 5%, Tier 1 risk-based capital ratio of at least 6% and a Total risk-based capital ratio of at least 10%, and is not subject to any written agreement or regulatory directive to meet a specific capital level; (2) adequately capitalized, if it is not well capitalized, but maintains a leverage ratio of at least 4% (or at least 3% if given the highest regulatory rating and not experiencing or anticipating significant growth), a Tier 1 risk-based capital ratio of at least 4% and a Total risk-based capital ratio of at least 8%; (3) undercapitalized if it fails to meet the standards for adequately capitalized institutions (unless it is deemed to be significantly or critically undercapitalized); (4) significantly undercapitalized if it has a leverage ratio of less than 3%, a Tier 1 risk-based capital ratio of less than 3% or a Total risk-based capital ratio of less than 6%; and (5) critically undercapitalized if it has tangible equity equal to 2% or less of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any one of four categories.

At December 31, 2013, Doral Bank exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991; however, as a result of the Consent Order, Doral Bank is considered adequately capitalized. Doral Bank’s capital category, as determined by applying the prompt corrective action provisions of FDICIA, may not constitute an accurate representation of the overall financial condition or prospects of Doral Bank, and should be considered in conjunction with other available information regarding Doral Bank’s financial condition and results of operations.

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

The capital-based prompt corrective action provisions of FDICIA and their implementing regulations apply to FDIC-insured depository institutions such as Doral Bank, and other as described above are not directly applicable to bank holding companies, such as Doral Financial, which control such institutions. However, federal banking agencies have indicated that, in regulating bank holding companies, they may take appropriate action at the holding company level based on their assessment of the effectiveness of supervisory actions imposed upon subsidiary insured depository institutions pursuant to such provisions and regulations.

Interstate Branching

The Dodd-Frank Act also amended the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) to authorize national banks and state banks to branch interstate through de novo branches. This section became effective on July 22, 2010. Prior to the enactment of the Dodd-Frank Act, the Riegle-Neal Act provided that states may make an “opt-in” election to permit interstate branching through de novo branches. A majority of the states did not opt in. The Dodd-Frank Act eliminated such required “opt-in” election. For purposes of the Riegle-Neal Act, Doral Bank is treated as a state bank and is subject to the same restriction on interstate branching as are other state banks. Under the Dodd-Frank Act, national banks and state banks are now able to establish branches in any state if that state would permit the establishment of the branch by a state bank chartered in that state. The amendments now permit a state bank from any state to branch into any other state as if such bank were chartered in that state.

Dividend Restrictions

The Company is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Company’s net assets in excess of capital or, in the absence of such excess, from the Company’s net earnings for such fiscal year and/or the preceding fiscal year). The Federal Reserve has also issued a policy statement saying that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

On February 24, 2009, the Federal Reserve published a supervisory letter titled “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”), which discusses the ability of bank holding companies to declare dividends and to redeem or repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations. The Federal Reserve provides that the principles discussed in the Supervisory Letter are applicable to all bank holding companies, but are especially relevant for bank holding companies that are experiencing financial difficulties.

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

The payment of dividends to Doral Financial by Doral Bank may be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice, (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The FDIC has indicated that the payment of dividends would constitute unsafe and unsound practice if the payment would deplete a depository institution’s capital base to an inadequate level. Moreover, the Federal Reserve and the FDIC have issued policy statements and other guidelines that generally provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, all insured depository institutions are subject to the capital-based limitations required by FDICIA. Please refer to “— Prompt Corrective Action under FDICIA” above for additional information.

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

FDIC Insurance Assessments

The deposits of Doral Bank are insured by the Deposit Insurance Fund of the FDIC, and therefore Doral Bank is subject to FDIC deposit insurance assessments.

As mentioned above, the Dodd-Frank Act permanently raised the basic limit on deposit insurance by the FDIC from $100,000 to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category. In addition, from December 31, 2010 to January 1, 2013, the Dodd-Frank Act provided temporary unlimited federal deposit insurance protection for non-interest bearing transaction accounts that are payable on demand at insured depository institutions. The temporary unlimited federal deposit insurance protection for non-interest bearing transaction accounts expired on January 1, 2013.

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

In addition, the Dodd-Frank Act has had a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity (rather than the previous assessment based on the institution’s total insured deposits). The FDIC issued a final rule that implemented this change to the assessment calculation on February 7, 2011. As done under the previous rule, the assessment rate of a depository institution will be determined according to its supervisory ratings and capital levels, with adjustments for the depository institution’s unsecured debt and brokered deposits. The deposit insurance rates for depository institutions under the new rule range from 2.5 to 45 cents per $100 of the assessment base (average consolidated assets minus average tangible equity).

The new rule became effective for the quarter beginning April 1, 2011, and was reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

The Deposit Insurance Funds Act of 1996 separated the Financing Corporation assessment to service the interest on its bond obligations from the DIF assessments. The amount assessed on individual institutions by FICO is in addition to the amount paid for deposit insurance assessments according to the FDIC’s risk-related assessment rate schedules. The current FICO annual assessment rate is 0.62 cents per $100 of the assessment base (average consolidated assets minus average tangible equity). These assessments will continue until FICO bonds mature in 2019.

As of December 31, 2013, Doral Bank had an FDIC-insurance assessment base of approximately $7.4 billion.

Community Reinvestment

Under the Community Reinvestment Act, each insured depository institution has a continuing and affirmative obligation, consistent with the safe and sound operation of such institution, to help meet the credit needs of its entire community, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for such institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires each federal banking agency, in connection with its examination of an insured depository institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, and acquisitions of assets or assumptions of liabilities. The CRA also requires that all institutions make public disclosure of their CRA ratings. Doral Bank received a rating of satisfactory as of the most recent CRA report of the FDIC.

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions that it supervises safety and soundness standards relating to internal control, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees, benefits and such other operational and managerial standards as the federal banking agency deems appropriate. If an insured depository institution fails to meet any of the standards described above, it may be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If the depository institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the depository institution to correct the deficiency and, until it is corrected, may impose other restrictions on the depository institution, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

The FDIC and other federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness that, among other things, set forth standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, employee compensation and benefits, asset growth and earnings.

Interagency Appraisal and Evaluation Guidelines

In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and periodically update valuations of collateral for existing real estate loans and transactions.

Brokered Deposits

FDIC regulations adopted under FDICIA govern the receipt of brokered deposits by insured depository institutions. Under these regulations, a bank cannot accept, roll over or renew brokered deposits (which term is defined to also include any deposit with an interest rate more than 75 basis points above certain prevailing rates specified by regulation) unless (i) it is well capitalized, or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates specified by regulation. There are no such restrictions on a bank that is well capitalized.

As of December 31, 2013 and 2012, Doral Bank had a total of approximately $1.4 billion and $2.0 billion of brokered deposits, respectively. Doral Bank generally uses brokered deposits as a source of less costly funding.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the Consent Order Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not approve the acceptance, renewal or rolling over of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected. Although the FDIC has issued temporary approvals permitting Doral Bank to renew and/or roll over certain amounts of brokered deposits maturing in the past, and Doral Bank has received approval from the FDIC to issue specified amounts of brokered deposits through March 31, 2014, the FDIC may not issue such approvals in the future, and even if issued, such approvals may not be for amounts of brokered deposits sufficient for Doral Bank to meet some of its funding needs.

Federal Home Loan Bank System

Doral Bank is a member of the Federal Home Loan Bank system. The FHLB system consists of twelve regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Agency. The Federal Home Loan Banks serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system, and they make loans (advances) to members in accordance with policies and procedures established by the FHLB system and the board of directors of each regional FHLB.

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

During the third quarter of 2013, the FHLB-NY informed Doral Bank that due to the deterioration of its financial condition all new borrowings granted by the FHLB-NY to Doral Bank would be of a maximum term of thirty (30) days. The reduction in the duration of future borrowings from the FHLB-NY to thirty days or less eliminates Doral Bank’s ability to use such term borrowings to assist in managing interest rate risk, which may result in lower earnings. Should the condition of Doral Bank deteriorate further, the FHLB-NY may institute additional collateral qualifications or reduce the amount of borrowing per dollar of collateral pledged (i.e., “haircuts”). Additionally, the FHLB-NY could discontinue further lending to Doral Bank altogether when existing borrowings mature. Should future borrowings be limited through additional “haircuts,” disqualification of collateral or complete withdrawal of the ability to receive new advances from the FHLB-NY, Doral Bank’s liquidity, operations, ability to meet its obligations, financial condition and earnings will be materially adversely affected.

Flood Insurance Requirements

The National Flood Insurance Act of 1968 (as amended) and the Flood Disaster Protection Act (as amended) govern the National Flood Insurance Program. The National Flood Insurance Act made federally subsidized flood insurance available to owners of improved real estate located in special flood hazard areas, and the Flood Disaster Protection Act required the mandatory purchase of flood insurance if the property securing a loan was located in a special flood hazard area. The Biggert-Waters Flood Insurance Reform Act of 2012 significantly revised federal flood insurance statutes. Specifically, the new law (i) increases the maximum civil money penalty that federal banking agencies may impose per violation when there is a pattern or practice of flood insurance violations and eliminates the limit on the total amount of penalties that federal banking agencies may impose on a regulated lending institution during any calendar year; (ii) requires regulated lending institutions to escrow premiums and fees for flood insurance on residential improved real estate; (iii) directs regulated lending institutions to accept private flood insurance and to notify borrowers of the availability of private flood insurance; and (iv) amends the forced-placed insurance requirement to clarify that regulated lending institutions may charge a borrower for the cost of premiums and fees incurred for coverage beginning on the date when the flood insurance coverage lapsed or did not provide sufficient coverage.

The civil money penalty provisions and the forced insurance placement requirements became effective upon enactment of the law on July 6, 2012. Both the escrow and private flood insurance provisions will become effective when the federal banking agencies finalize the implementing regulations. During October 2013 the FDIC and other federal banking agencies issued a joint notice of proposed rulemaking to amend regulations pertaining to loans secured by property in special flood hazard areas in order to implement the pending provisions of the Biggert-Waters Flood Insurance Reform Act of 2012.

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

Section 619 of the Dodd-Frank Act (the so-called “Volcker Rule”) prohibits (i) insured depository institutions, bank holding companies and their affiliates and subsidiaries from engaging in short-term proprietary trading of certain securities, derivatives, and certain other financial instruments, subject to certain exceptions, including market making and risk-mitigating hedging, and (ii) insured depository institutions, bank holding companies and their affiliates and subsidiaries from owning, sponsoring, or having certain relationships with a hedge fund or private equity fund, subject to certain exceptions. The Dodd-Frank Act also prohibits banking entities from entering into any transaction or engaging in any activity that would (i) involve or result in a material conflict of interest, (ii) result in a material exposure to high-risk assets or high-risk trading strategies, (iii) pose a threat to the safety or soundness of the banking entity, or (iv) pose a threat to the financial stability of the United States.

In October 2011 the FDIC and other federal banking and securities agencies jointly issued proposed rules implementing the so-called “Volcker Rule” requirements of Section 619 of the Dodd-Frank Act. In December 2013 the FDIC and other federal banking and securities agencies issued the final rules to implement Section 619 of the Dodd-Frank Act. Among other things, the final rules clarify the scope of the Dodd-Frank Act’s prohibitions and, as contemplated by the statute, provide certain exemptions to these prohibitions. The final rule requires covered banking organizations to establish an internal compliance program that is designed to ensure and monitor compliance with the Dodd-Frank Act’s prohibitions and restrictions. The compliance requirements under the final rules vary based on the size of the banking organization and the scope of the activities conducted by the banking organization. Banks with less than $10 billion in assets would have no compliance obligations under the final rules if they do not engage in any covered activities other than trading in certain government, agency, state or municipal obligations, which are exempted from the final rules. Banking organizations covered by the Volcker Rule will be required to fully conform their activities and investments by July 21, 2015, which could be extended by the Federal Reserve for two additional one-year periods.

USA Patriot Act of 2001

On October 26, 2001, the President of the United States signed into law comprehensive anti-money laundering and anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.

The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions, including Doral Bank. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Among other requirements, the USA Patriot Act and the related regulations require financial institutions to establish anti-money laundering programs that include, at a minimum:

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

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Doral Bank was previously subject to a consent order with the FDIC relating to failure to comply with certain requirements of the Bank Secrecy Act.

Transactions with Affiliates and Related Parties

Transactions between Doral Bank and any of its affiliates (including Doral Financial) are governed by sections 23A and 23B of the Federal Reserve Act, as implemented by Federal Reserve Regulation W. These important provisions are designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net on deposits. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, section 23A (1) limits the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limits such transactions with all affiliates to an amount equal to 20% of the bank’s capital stock and surplus, and (2) requires that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, issuance of guarantees and other similar types of transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, section 23B requires that any covered transaction by a bank with an affiliate and certain other transactions with affiliates (including any sale of assets or provision of services to an affiliate) must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

The Dodd-Frank Act also changed the definition of “covered transaction” in sections 23A and 23B and established limitations on asset purchases from (or asset sales to) insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 % of the capital stock and surplus of the insured depository institution, it has been approved in advance by a majority of the insured depository institution’s non-interested directors.

Sections 22(g) and (h) of the Federal Reserve Act set forth restrictions on loans by a bank to its executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such persons and related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

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

The Banking Law generally permits Doral Bank to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the paid-in capital and reserve fund of the bank and of such other components as the Office of the Commissioner may permit from time to time. The Office of the Commissioner has permitted the inclusion of up to 50% of retained earnings to banks classified as “1” composite rating and well capitalized. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount may reach one third of the paid-in capital of the bank, plus its reserve fund and such other components as the Office of the Commissioner may permit from time to time. There are no restrictions under the Banking Law on the amount of loans that are wholly secured by bonds, securities and other evidences of indebtedness of the Government of the United States or the Commonwealth, or by current debt bonds, not in default, of municipalities or instrumentalities of the Commonwealth. There are also no restrictions under the Banking Law on the amount of loans made by a Puerto Rico bank to the Government of the United States or the Commonwealth or to any municipality, instrumentality, authority or dependency of the United States or the Commonwealth.

The Banking Law authorizes Doral Bank to conduct certain financial and related activities directly or through subsidiaries, including finance leasing of personal property, making and servicing of mortgage loans and operating a small-loan company.

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

The Finance Board, which is a part of the Office of the Commissioner, and also includes as its members the Secretary of the Treasury, the Secretary of Economic Development and Commerce, the Secretary of Consumer Affairs, the President of the Planning Board, the President of the Government Development Bank for Puerto Rico, the President of the Economic Development Bank, the Commissioner of Insurance and the President of the Corporation for the Supervision and Insurance of Puerto Rico Cooperatives, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Finance Board also has the authority to regulate the maximum finance charges on retail installment sales contracts and credit cards. Currently, there is no maximum interest rate that may be charged on installment sales contracts or credit cards.

As mentioned above, on August 8, 2012, the members of the Board of Directors of Doral Bank entered into the Consent Order with the FDIC and the Office of the Commissioner. The Consent Order requires the board of directors of Doral Bank to oversee Doral Bank’s compliance with the Consent Order through specified meetings and notifications to the FDIC and the Office of the Commissioner. In addition, the Consent Order requires the bank to have and retain qualified management acceptable to the FDIC, and also requires Doral Bank to undertake through a third party consultant an assessment of its board and management needs as well as a review of the qualifications of the current directors and senior executive officers. The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Office of the Commissioner relating to its capital (as well as a contingency plan for the sale, merger or liquidation of Doral Bank in the event its capital falls below required levels), profit and budget plan, allowance for loan and lease losses, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the Consent Order. Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Office of the Commissioner. The Board of Directors of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the Consent Order and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Office of the Commissioner of its compliance with the Consent Order. Please refer to Part I, Item 3, Legal Proceedings for additional information regarding regulatory enforcement matters.

IBC Act

On December 16, 2008, Doral Investment International, LLC was organized to become a new subsidiary of Doral Bank. Doral Investment International, LLC was granted a license by the Office of the Commissioner to operate as an international banking entity under the Puerto Rico International Banking Center Regulatory Act (the “IBC Act”) on February 2, 2010, but is not currently operational. Doral Investment International, LLC is subject to supervision, examination and regulation by the Office of the Commissioner under the IBC Act.

Under the IBC Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interests or participation in the capital of an IBE may be initiated without the prior approval of the Office of the Commissioner, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interests or participation in the capital of the IBE. The IBC Act and the regulations issued thereunder by the Office of the Commissioner limit the business activities that may be carried out in an IBE. Such activities are generally limited to persons and assets located outside of Puerto Rico. The IBC Act provides that every IBE must have not less than $300,000 in unencumbered assets or acceptable financial securities in Puerto Rico.

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

The IBC Act empowers the Office of the Commissioner to revoke or suspend, after notice and hearing, a license issued to an international banking entity if, among other things, such entity fails to comply with the IBC Act, the applicable regulations or the terms of the license, or if the Office of the Commissioner finds that the business and affairs of the international banking entity are conducted in a manner that is not consistent with the public interest.

In 2012, the IBC Act was amended to prohibit new license applications to organize and operate a new IBE. Any newly organized entity (now called an “international financial entity”) must be licensed under a new law, and such entity (as opposed to existing IBEs organized under the IBC Act which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate.

Certain Regulatory Restrictions on Investments in Common Stock

Because of Doral Financial’s status as a bank holding company, owners of Doral Financial’s common stock are subject to certain restrictions and disclosure obligations under various federal laws, including the BHC Act. Regulations pursuant to the BHC Act generally require prior Federal Reserve approval for an acquisition of control of an insured depository institution or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or persons acting in concert) acquires more than 25% of any class of voting stock of an insured depository institution or holding company thereof, controls in any manner the election of the directors of the institution or holding company, or directly or indirectly exercises a controlling influence over the policies or management of an institution or holding company. Control is presumed to exist subject to rebuttal, if a person (or persons acting in concert) acquires more than 10% of any class of voting stock and either (i) the company has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and is also subject to certain rebuttable presumptions, including among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses.

Section 12 of the Banking Law requires the prior approval of the Office of the Commissioner with respect to a transfer of voting stock of a bank which results in a change of control of the bank. Under Section 12, a change of control is presumed to occur if a person or group of persons acting in concert, directly or indirectly, acquires more than 5% of the outstanding voting capital stock of the bank. The Office of the Commissioner has interpreted the restrictions of Section 12 as applying to acquisition of voting securities of entities controlling a bank, such as a bank holding company. Under the Banking Law, the determination of the Office of the Commissioner whether to approve a change of control filing is final and non-appealable.

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

Insurance Agency Operations

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

Changes to Legislation or Regulation

Changes to federal, state, Commonwealth and local laws and regulations (including changes in interpretation and enforcement) can affect the operating environment applicable to Doral Financial and its subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if adopted, may change laws and regulations and Doral Financial’s operating environment. If adopted, some of these laws and regulations could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings institutions, credit unions and other financial institutions. Doral Financial cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon Doral Financial’s financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal, state and Puerto Rico banking regulatory authorities will continue and potentially increase.

Item 1A.	Risk Factors

Our business, financial condition, operating results and/or the market price of our common stock may be adversely affected by a number of risk factors. Readers should carefully consider, in connection with other information disclosed in this Annual Report on Form 10-K, the risk factors set forth below, as updated from time to time in filings made by the Company with the SEC. The risk factor disclosure set forth below describes some of the more important risk factors that could affect our business, financial condition and results of operations. These risk factors and other presently unforeseen risk factors could cause our actual results to differ materially from those stated in any forward-looking statements included in this Annual Report on Form 10-K or included in our other filings with the SEC. In addition, these risk factors and other presently unforeseen risk factors could have a material adverse effect on our business, financial condition and results of operations.

The risk factors described below are not the only risks faced by the Company. Additional risks and uncertainties not currently known to the Company or currently deemed by the Company to be immaterial may also materially affect the Company’s business, financial condition and results of operations. Please also refer to the section titled “Forward Looking Statements” in this Annual Report on Form 10-K.

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

We may become the subject of additional regulatory actions that could materially adversely affect our results of operations or even lead to a resolution of Doral Bank.

Under the Consent Order and the Written Agreement the FRBNY, FDIC and the Office of the Commissioner may impose conditions on Doral Financial and/or Doral Bank that one or both entities may not be able to comply with, or even if complied with may materially adversely affect Doral Financial’s and/or Doral Bank’s operations and liquidity and capital resources, as well as their ability to meet their regulatory or financial obligations. Our banking regulators could take additional actions to protect Doral Bank or to ensure that the holding company remains as a source of financial and managerial strength to Doral Bank, and such actions could have a material adverse effect on us. If we fail to comply with the Consent Order or the Written Agreement in the future, or if, in the opinion of the FRBNY, FDIC or the Office of the Commissioner, our financial, operating or regulatory condition has significantly deteriorated, as a result of ongoing or future regulatory examinations, we may become subject to additional regulatory enforcement actions up to and including the appointment of a receiver or conservator for Doral Bank.

Doral Financial and Doral Bank are subject to the supervision and regulation of various banking regulators and have entered into the Written Agreement and the Consent Order with these regulators, and these regulators could take additional actions against Doral Financial and/or Doral Bank that would materially adversely affect our results of operations.

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

Because of the continued weak economic conditions in Puerto Rico and the fiscal condition of the Commonwealth, we are diversifying our business operations through the development of our banking operations in New York and Florida. Because Doral Financial is a party to the Written Agreement with the FRBNY and Doral Bank is a party to the Consent Order with the FDIC and the Office of the Commissioner, we may be required to seek approval to take some actions under our operating plans, including further development of our banking operations in New York and Florida. If the FRBNY, the FDIC and/or the Office of the Commissioner do not approve the continued development of our banking operations in New York and Florida, our business and results of operations will be materially adversely affected.

Doral Bank is required to obtain approval from the FDIC prior to accepting, renewing or rolling over any brokered deposits. If the FDIC does not allow Doral Bank to accept, renew or rollover any brokered deposits, Doral Bank may not be able to meet its liquidity needs or future obligations.

Doral Bank’s liquidity relies in part upon brokered deposits. Under the Consent Order with the FDIC, Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits. Although the FDIC has issued temporary approvals in the past permitting Doral Bank to renew and/or roll over certain amounts of maturing brokered deposits, and Doral Bank has received approval from the FDIC to issue specified amounts of brokered deposits through March 31, 2014, the FDIC could decide to not issue such approvals in the future, and even if issued, such approvals may not be for amounts of brokered deposits sufficient for Doral Bank to meet some of its funding needs. If the FDIC does not approve the acceptance, renewal or rolling over of brokered deposits, or limits Doral Bank’s ability in any material way, Doral Bank’s liquidity, operations and ability to meet its obligations will be materially adversely affected.

Doral Financial and Doral Bank require the prior approval of their respective regulators prior to implementing any plan to sell assets or businesses or undertake other transactions that could affect their respective regulatory orders. If the FRBNY, the FDIC and/or the Commissioner do not approve any such proposed transaction, we may be unable to successfully restructure our business, which could materially adversely affect our results of operations, financial condition and business prospects.

We are subject to a Written Agreement with the FRBNY and Doral Bank is subject to a Consent Order with the FDIC and the Commissioner that mandates each of us to comply with the terms of the regulatory orders. Our management is seeking to develop a strategic plan to respond to the continued weak economic conditions in Puerto Rico as well as our continued success in developing our business in the U.S.; however, we currently do not have the authority, without further regulatory consent, to engage in any transaction as part of a strategic plan. Both, we and Doral Bank will require the prior authorization of their respective regulatory authorities prior to implementing any strategic plan, such as a proposed sale of assets or businesses or a merger or other business combination involving us and/or Doral Bank. If we are unable to obtain such approval, we and/or Doral Bank will not have the authority to implement any proposed strategic transaction and, as a result, our results of operations, financial condition and business prospects may be materially adversely affected.

Doral Financial and Doral Bank are subject to regulatory capital adequacy and other supervisory guidelines, and if we fail to meet those guidelines our business and financial condition will be adversely affected.

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

Doral Bank is highly dependent upon borrowings from the Federal Home Loan Bank of New York to fund its lending activities. If borrowings from the Federal Home Loan Bank of New York are limited in the future, Doral Bank’s liquidity, operations, ability to meet its obligations and earnings will be materially adversely affected.

In the third quarter of 2013, the Federal Home Loan Bank of New York informed Doral Bank that due to the deterioration in its financial condition, all new borrowings granted by the FHLBNY would be for a maximum term of thirty days. The reduction in the duration of future borrowings from the FHLBNY to thirty days or less eliminates Doral Bank’s ability to use term borrowings from the FHLBNY to assist in managing interest rate risk, which may result in lower earnings as Doral Bank can no longer obtain long-term capital commitments at fixed interest rates to fix its net interest margins. Should the financial condition of Doral Bank deteriorate further, the FHLBNY may institute additional collateral qualifications or reduce the amount of borrowing per dollar of collateral pledged (i.e., “haircuts”). Additionally, the FHLBNY could discontinue further lending to Doral Bank altogether when existing borrowings mature. Should future FHLBNY borrowings be limited through additional “haircuts”, disqualification of collateral or complete withdrawal of the ability to receive new advances, Doral Bank’s liquidity, operations, ability to meet its obligations, and earnings will be materially adversely affected.

Our decisions regarding credit risk and the allowance for loan and lease losses may materially and adversely affect our business and results of operations.

Making loans is an essential element of our business, and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:

•	duration of the loan;

•	credit risk of a particular borrower;

•	changes in economic or industry conditions; and

•	in the case of a collateral loan, risks resulting from uncertainties about the future value of collateral.

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

We may have to increase our allowance for loan and lease losses in the future. The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our allowance for loan and lease losses may not be sufficient to cover losses in our loan portfolio and our expense relating to provision for credit losses could increase substantially.

Any material increase in our provision for loan losses or any material loan losses in excess of our allowance for loan losses would have a material adverse effect on our future financial condition and results of operations.

We have disclosed a material weakness in our internal control over financial reporting relating to our accounting for the Allowance for Loan and Lease Losses that could if not adequately remediated adversely affect our ability to report our financial condition, results of operations or cash flows accurately.

In connection with our fiscal 2013 assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting relating to our accounting for the allowance for loan and lease losses during the third fiscal quarter of 2013. For a discussion of our internal control over financial reporting and a description of the identified material weakness in our internal controls over financial reporting, see “Management’s Report on Internal Control over Financial Reporting” under Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2013, management’s procedures and testing identified that we had not maintained effective controls to reasonably assure that the underlying data and mathematical models supporting the allowance for loan and lease losses estimate are adequately reviewed. This control deficiency resulted in the Company’s understatement of the allowance for loan and lease losses and the related provision for loan and lease losses by $7.2 million in the consolidated financial statements filed with the SEC on the Company’s Form 10-Q for the quarter ended September 30, 2013, which although not material to the consolidated financial statements, led management to conclude that control deficiencies exist related to processes, procedures and controls surrounding financial reporting. During the fourth quarter of 2013, the Company completed the first phase of a remediation plan to address these control deficiencies which included increased model design, testing and documentation of control procedure. As of December 31, 2013, we have determined, however, that the material weakness continues to exist and requires further remediation in the form of process improvements and subsequent assessment.

Deteriorating credit quality has adversely impacted us and may continue to adversely impact us.

Since 2006, when recessionary conditions commenced in Puerto Rico, we have experienced a downturn in the credit quality of our borrowers, as well as the assets they have pledged as collateral. Our credit quality has continued to be under pressure during 2013 as a result of continued recessionary conditions in Puerto Rico that have led to, among other things, higher unemployment levels, much lower absorption rates for new residential construction projects and further declines in property values. We expect that credit conditions and the performance of our loan portfolio in Puerto Rico may continue to deteriorate in the near future as a result of continued recessionary conditions and the effect of the downgrade of the Commonwealth’s credit ratings to non-investment grade by three of the principal credit rating agencies during February 2014.

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

Changes in collateral values of properties located in Puerto Rico may require increased reserves.

Substantially all of our loans are located within the boundaries of the United States economy. Whether the collateral for a loan is located in Puerto Rico or the United States mainland, the performance of our loan portfolio and the collateral value backing the loan transactions are dependent upon the performance of and conditions within each specific real estate market. Puerto Rico has been in recessionary conditions since 2006. Sustained weak economic conditions that have affected Puerto Rico over the last several years have resulted in declines in collateral values.

We measure the impairment of a loan based on the fair value less cost to sell of the collateral, if collateral dependent, which is generally obtained from appraisals. Updated appraisals are requested when we determine that loans are impaired and are updated annually thereafter for residential properties and between 12 and 18 months thereafter for commercial properties. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics such as delinquency levels, age of the appraisal and loan-to-value ratios. The appraised value of the collateral may decrease or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans may require increases in our specific provision for loan losses and an increase in the general valuation allowance. Any such increase would have an adverse effect on our future financial condition and results of operations.

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

Fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise, which may require recognition of a loss (e.g., the identification of other-than-temporary impairment on our investments portfolio), thereby adversely affecting our results of operations. Market-related reductions in value also influence our ability to finance these securities. Higher interest rates also increase the cost of mortgage and other loans to consumers and businesses and may reduce demand for such loans or the ability of borrowers to repay such loans, which may negatively impact our profits by reducing the amount of our loan origination income or increasing the default rate on such loans.

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

Our businesses are dependent on our ability and the ability of our third party service providers to process, record and monitor a large number of transactions. If the financial, accounting, data processing or other operating systems and facilities fail to operate properly, become disabled, experience security breaches or have other significant shortcomings, our results of operations could be materially adversely affected.

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

While we have policies and procedures designed to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in significant legal and financial exposure, damage to our reputation or a loss of confidence in the security of our systems that could materially adversely affect our business.

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

We have previously sold or securitized mortgage loans in transactions with FNMA and other counterparties subject to partial or full recourse. As of December 31, 2013, the maximum contractual exposure to us if we were required to purchase all loans sold subject to partial or full recourse was $383.3 million, $310.0 million of which consisted of exposure to FNMA. Our contractual agreements with FNMA authorize FNMA to require us to post additional collateral to secure our recourse obligations with FNMA, and FNMA has the contractual right to request collateral for the full amount of our recourse obligations when, as now, we do not maintain an investment grade rating. In January 2006, we agreed to post with FNMA $44.0 million in collateral to secure our recourse obligations.

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

Our ability to sell mortgage products to government-sponsored entities, such as FNMA, FHLMC and GNMA, depends, among other things, on our financial condition and the historical performance of our mortgage products. To protect our ability to continue to sell mortgage products to GNMA and other GSEs, we have and may in the future repurchase defaulted loans from such counterparties. During 2013 and 2012, we repurchased $90.5 million and $42.0 million, respectively, of defaulted FHA guaranteed loans from GNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the GSEs would have a material adverse effect on our results of operations and financial condition.

We may fail to retain and attract key employees and management personnel.

Our success has been and will continue to be influenced by our ability to retain and attract key employees and management personnel, including senior and middle management. Our ability to attract and retain key employees and management personnel may be adversely affected as a result of the workload and stress associated with our business transformation efforts, and related regulatory risks and uncertainties; and the consolidation of the banking industry where our competitors may have more resources to compete for available talent.

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

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate and adversely affect our results of operations.

Our businesses may be adversely affected by litigation or regulatory actions.

From time to time, our customers, or the government on their behalf, may make claims and take legal action relating to the performance of our fiduciary or contractual responsibilities. We may also face employment lawsuits or other legal claims. In any such claims or actions, demands for substantial monetary damages may be asserted against us resulting in financial liability or an adverse effect to our reputation among investors or to customer demand for our products and services. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material adverse impact on our consolidated results of operations or financial condition.

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

Under Doral Financial’s by-laws, Doral Financial is obligated to pay in advance the reasonable expenses incurred by former officers and directors in defending civil or criminal actions or proceedings pending final disposition of such actions. Since 2005, Doral Financial advanced funds on behalf of various former officers and directors in connection with the grand jury proceeding and criminal proceeding. In a related matter, Doral Financial has also defended itself and certain officers in civil actions in New York and Puerto Rico courts including an action commenced by Mr. Mario S. Levis for alleged breach of Doral Financial’s obligation to advance expenses, including attorneys’ fees corresponding to his representation and defense of investigations conducted by federal agencies commencing in 2005 and the related criminal proceedings.

Risks Related to the General Business Environment and our Industry

Our credit quality may continue to be adversely affected by Puerto Rico’s recessionary economic conditions and Puerto Rico’s non-investment grade ratings.

Because a majority of our business activities and credit exposure are still concentrated in Puerto Rico, our financial condition and results of operations are highly dependent on economic conditions in Puerto Rico.

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. According to the latest information and projections issued by the Puerto Rico Planning Board in November 2013, real gross national product for fiscal year 2012 increased by only 0.1%, real gross national product for fiscal year 2013 is projected to decrease by 0.3%, and real gross national product for fiscal year 2014 is projected to decrease by 0.8%.

The long recession in Puerto Rico has resulted in, among other things, a reduction in lending activity and an increase in the rate of default in commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgages. We have also experienced significant losses on our Puerto Rico loan portfolio due to a higher level of loan defaults. The prolonged recessionary economic environment in Puerto Rico accelerated the devaluation of properties and increased portfolio delinquency when compared with previous periods.

During February 2014, Moody’s, S&P and Fitch lowered the Commonwealth’s credit rating to “Ba2” (with a negative outlook), “BB+”(with a negative outlook) and “BB” (with a negative outlook), respectively, all of which are non-investment grade ratings. In general terms, the negative outlooks reflect continued uncertainty relating to the Commonwealth’s constrained access to the market, continued demands on liquidity and increased refinancing risk. These downgrades to non-investment grade ratings could lead to further deterioration of the fiscal situation and economic conditions of the Commonwealth.

The continuation or further deterioration of the Puerto Rico economic slowdown would cause those adverse effects to continue or worsen, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions in Puerto Rico may also impact growth in our other interest and non-interest revenue sources. Additional economic weakness in Puerto Rico could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.

Our business concentration in Puerto Rico imposes risks.

We conduct our operations in a geographically concentrated area, as our main market continues to be in Puerto Rico. This imposes risks from lack of diversification in the geographical portfolio. Our financial condition and results of operations are highly dependent on the economic conditions of Puerto Rico, where adverse political developments, continued recessionary economic conditions, deteriorating fiscal condition and non-investment grade ratings of the Commonwealth, or natural disasters, among other things, could affect the volume of loan originations, increase the level of non-performing assets, increase the rate of foreclosure losses and reduce the value of our loans and loan servicing portfolio. As a result, the value of our collateral as well as our ability to obtain repayment of our loans and therefore our financial condition and operating results are all highly dependent upon Puerto Rico’s economic conditions. If economic conditions in Puerto Rico do not improve or worsen, our financial condition and results of operations would continue to be materially adversely affected.

The imposition of additional taxes in Puerto Rico may further deteriorate the economy, adversely impact our financial condition and results of operations, and adversely impact the credit quality of our loan portfolios.

On June 30, 2013, the Governor of Puerto Rico signed into law the Tax Burden Distribution and Adjustment Act (“Act 40”) as one of the laws approved to increase tax revenues in order to reduce the fiscal deficit of the Commonwealth of Puerto Rico. Act 40 includes significant amendments to Puerto Rico tax laws and is expected to increase certain taxes payable by financial institutions and institutional and individual clients of financial institutions. The imposition of these taxes could adversely affect our financial condition and results of operations. It could also further deteriorate the Puerto Rico economy and therefore adversely affect the disposable income of our institutional and individual borrowers causing increases in delinquencies and foreclosure rates in our loan portfolios.

Difficult market conditions have already affected us and our industry and may continue to adversely affect us.

Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the United States economy. Dramatic declines in the United States housing market from 2007 until 2010 and the continuing decline in the Puerto Rico housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks. These write-downs, initially of mortgage-backed securities then spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital from private and government entities, to merge with larger and stronger financial institutions and, in some cases, to fail.

This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally which, although turning around in the mainland United States, continues in Puerto Rico. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our industry and our business, financial condition and results of operations. We experienced increased levels of non-performing assets and OTTI charges on our non-agency mortgage-backed securities as a result of past market conditions. A continuation or worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors.

•

The processes and models we use to estimate losses inherent in our credit exposure require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the processes and models.

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

If current levels of market disruption and volatility in Puerto Rico continue or worsen, our ability to access capital and our business, financial condition and results of operations may be materially adversely affected.

We have been and could continue to be negatively affected by adverse economic conditions.

The United States and other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions were particularly severe and continue in Puerto Rico and have negatively affected, and are likely to continue to negatively affect for some time, our assets, including our loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies have stabilized the severe financial crisis that commenced in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences in our principal market of Puerto Rico, whether anticipated or unanticipated, is still unclear.

In addition, economic uncertainty that could result from the downgrading of United States long-term debt, from the fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from the debt and other economic problems of several European countries, may directly or indirectly adversely impact economic conditions faced by us and our customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession in the United States or a further delay in the economic recovery of Puerto Rico, would adversely affect our financial condition and results of operations.

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

Our business requires continuous access to various funding sources. We need liquidity to, among other things, pay our operating expenses, pay interest on our debt, maintain our lending and investment activities and replace certain maturing liabilities. Without sufficient liquidity, we may be forced to curtail our operations. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and our credit capacity. Our business, results of operations and financial condition could be materially affected by future disruptions in the financial markets.

We are generally able to fund our operations through deposits as well as through advances from the FHLB and other alternative sources such as repurchase agreements, loans and brokered deposits. We expect to have continued access to credit from the foregoing sources of funds. However, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to us, the availability and cost of funding sources could be adversely affected. Our efforts to monitor and manage liquidity risk may not be successful in dealing with dramatic or unanticipated changes in the global markets or other reductions in liquidity driven by us or market related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail our loan origination and investment activities, which would have a material adverse effect on our business, results of operations and financial condition.

Brokered deposits are typically sold through an intermediary to retail investors. Our ability to continue to attract brokered deposits is subject to variability based on a number of factors, including volume and volatility in the global markets, our credit rating and the relative interest rates that we are prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates on deposits. An unforeseen disruption in the brokered deposits market, stemming from factors such as legal, regulatory or financial risks, could adversely affect our ability to fund a portion of our operations and/or meet obligations. In addition, Doral Bank must obtain a waiver from the FDIC prior to accepting, renewing or rolling over any brokered deposits under the Consent Order with the FDIC.

During 2013 the FHLB informed Doral Bank that due to the deterioration in its financial condition all new borrowings granted by the FHLB would be for a maximum term of thirty days. Should the financial condition of Doral Bank deteriorate further, the FHLB may institute additional collateral qualifications or reduce the amount of borrowing per dollar of collateral pledged (i.e., “haircuts”), and the FHLB could discontinue further lending to Doral Bank altogether when existing borrowings mature. Should future FHLB borrowings be limited through additional “haircuts”, disqualification of collateral or complete withdrawal of the ability to receive new advances, Doral Bank’s liquidity, operations, ability to meet its obligations, and earnings would be materially adversely affected and therefore, our results of operations would be materially adversely affected.

The soundness of other financial institutions could affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, we are required to post collateral to secure our obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of these counterparties, we may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in US government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act will affect our business.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. Some of the provisions of the legislation have already become effective. Other provisions will have extended implementation periods and delayed effective dates, and will be required to be implemented through regulatory action by various federal regulatory authorities. Because many of the provisions require future regulatory actions for their implementation, the ultimate impact of the legislation on the financial services industry and on our business, are not completely known at this time. The implementation of many of the provisions of the legislation will affect our business and is expected to add new regulatory risk and compliance burdens and costs on the financial services industry and us. The implementation of this legislation could result in loss of revenue, limit our ability to pursue certain business opportunities we might otherwise consider engaging in, impact the value of some of the assets we hold, require us to change certain of our business practices, impose additional costs on us, establish more stringent capital, liquidity and leverage ratio requirements, or otherwise adversely affect our business.

Implementation of BASEL III could adversely affect our regulatory capital ratios.

During July 2013 the Federal Reserve Board and the FDIC adopted final rules to revise and replace the federal banking agencies current regulatory capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the final rules establish more restrictive requirements for instruments to qualify as capital, higher risk-weightings for certain asset classes, capital buffers and higher minimum capital ratios. In general terms, the final rules, among other things, include implementation of a new common equity Tier 1 minimum capital requirement and apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules also establish more conservative standards for including an instrument in regulatory capital. These new capital standards have not become effective for Doral Financial or Doral Bank. The ultimate impact on Doral Financial and Doral Bank of these new capital standards cannot be fully determined at this time. Nonetheless, the requirement that Doral Financial and Doral Bank maintain higher capital ratios, with common equity as a predominant component, the requirement to maintain a capital buffer and the more restrictive requirements for certain instruments to qualify as capital, could adversely affect our capital ratios and our compliance with regulatory capital requirements, and therefore could adversely affect and in some cases materially adversely affect our capital position, business, financial condition and results of operations.

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

The FDIC insures deposits at FDIC-insured depository institutions up to certain limits. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund (the “DIF”). Economic conditions in recent years have resulted in higher bank failures. In the event of a bank failure, the FDIC takes control of a failed bank and ensures payment of deposits up to insured limits (which were permanently increased to $250,000 by the Dodd-Frank Act) using the resources of the DIF. The FDIC is required by law to maintain adequate funding of the DIF, and the FDIC may increase premium assessments to maintain such funding.

The Dodd-Frank Act required the FDIC to increase the DIF’s reserves against future losses, which led to increases in deposit insurance premiums. In October 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. In December 2010, the FDIC approved a final rule raising its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum, but the FDIC does not project that goal to be met until 2027.

On February 7, 2011, the FDIC approved a final rule that amended the deposit insurance assessment regulations. The final rule implemented a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average Tier 1 Capital.

We are unable to control the amount of assessments that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, or if our risk rating deteriorates further for purposes of determining the level of our FDIC insurance assessments, we may be required to pay even higher FDIC insurance assessments than the recently increased levels. Any future increases in our FDIC insurance assessments may materially adversely affect our results of operations.

The consolidation of the Puerto Rico banking industry as a result of bank failures in 2010 may adversely affect us.

In April 2010, the FDIC closed three Puerto Rico banks and sold some of their assets and liabilities to three other banks in Puerto Rico. In the future, there may be additional bank failures, mergers or acquisitions in the Puerto Rico market. Any business combinations could significantly alter industry conditions and competition within the Puerto Rico banking industry and could have a material adverse effect on our financial condition and results of operations, particularly if we are unable to participate in such transactions while our competitors continue to increase the size and resources of their business.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for, among other things, the reasons described in this “Risk Factors” section, as updated from time to time in filings made by the Company with the SEC. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company. As a result, any investor that owns or acquires our common stock may lose some or all of the investor’s investment.

Additional issuances of common stock or securities convertible into common stock may dilute existing holders of our common stock.

We may determine that it is advisable, or we may encounter circumstances where we determine it is necessary, to issue additional shares of our common stock, securities convertible into or exchangeable for shares of our common stock, or common-equivalent securities to fund strategic initiatives or other business needs to fund the conversion of one class of securities into another class or to raise additional capital. Depending on our capital needs, we may make such a determination in the near future or in subsequent periods. The market price of our common stock could decline as a result of any such future offering, as well as other sales of a large block of shares of our common stock or similar securities in the market thereafter, or the perception that such sales could occur.

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

Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. On April 25, 2006, we announced that, as a prudent capital management decision designed to preserve and strengthen our capital position, our board of directors had suspended the quarterly dividend on our common stock. In addition, we will be unable to pay dividends on our common stock unless and until we resume payments of dividends on our preferred stock (including payment of all accrued but unpaid dividends on our cumulative preferred stock), which were suspended by our board of directors in March 2009.

Our ability to pay dividends in the future is limited by various regulatory requirements and policies of bank regulatory agencies having jurisdiction over Doral Financial and such other factors deemed relevant by our board of directors. Under the Written Agreement, we are restricted from paying dividends on our capital stock without the prior written approval of the FRBNY and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve. We are required to request permission for the payment of dividends on our common stock and preferred stock not less than 30 days prior to a proposed dividend declaration date. We may not receive approval for the payment of such dividends in the future or, even with such approval, our board of directors may not resume payment of dividends.

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

•	the continued decline, failure to stabilize or lack of improvement in general market and economic conditions in our principal markets, such as the Commonwealth of Puerto Rico;

•	the departure of key personnel;

•	changes in the credit, mortgage and real estate markets; operating results that vary from expectations of management, securities analysts and investors;

•	operating and stock price performance of companies that investors deem comparable to us;

•	changes in financial reports by securities analysts;

•	developments related to investigations, proceedings, or litigation that involves us and developments relating to the Consent Order and the Written Agreement; and

•	the occurrence of major catastrophic events, including terrorist attacks.

All of our debt obligations and our preferred stock will have priority over our common stock with respect to payment in the event of a liquidation, dissolution or winding up.

In any liquidation, dissolution or winding up of Doral Financial, our common stock would rank below all debt claims against us and all of our outstanding shares of preferred stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon our liquidation or dissolution until after our obligations to our debt holders and holders of preferred stock have been satisfied. If we are unable to fully satisfy the claims of our debtors and the liquidation preference of our preferred stock, no funds would be available to distribute to holders of our common stock.

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

Certain risks associated with the reverse stock split completed in 2013.

On June 27, 2013 Doral Financial filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the Commonwealth of Puerto Rico to effect a 1-for-20 reverse stock split of Doral Financial’s issued and outstanding common stock. In addition, the Certificate of Amendment correspondingly reduced the number of shares of our authorized common stock from 300,000,000 to 15,000,000. The amendment became effective at 4:00 pm Eastern time on June 28, 2013. Commencing on July 1, 2013, trading of the Company’s common stock continued on the New York Stock Exchange under a new CUSIP and on a reverse stock split-adjusted basis. The risks associated with the reverse stock split include, but are not limited to, the following:

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

The reverse stock split may result in some shareholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell

The reverse stock split may result in some shareholders owning “odd lots” of less than one hundred shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of one hundred shares.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

Doral Financial maintains its principal administrative and executive offices in the Doral Financial Plaza, located at 1451 Franklin D. Roosevelt Avenue in San Juan, Puerto Rico. The Doral Financial Plaza is owned in fee simple by Doral Properties, Inc., a wholly-owned subsidiary of Doral Financial, and has approximately 200,000 square feet of office and administrative space. The cost of the building, related improvements and land was approximately $49.4 million. The building is subject to a mortgage in the amount of $32.1 million.

In addition, Doral Bank maintains 22 retail banking branches in Puerto Rico, in all of which mortgage origination offices are co-located. Of the properties in which the 22 branch locations are situated, 8 properties are owned by Doral Financial and 14 properties are leased by Doral Financial from third parties.

During 2012, we opened an administrative office in the Brickell World Plaza building located at 600 Brickell Avenue in Miami, Florida where we lease approximately 20,000 square feet of office space.

The administrative offices of Doral Money and the US operations of Doral Bank are located at 623 Fifth Avenue in New York, New York, where it leases approximately 80,000 square feet. Doral Bank currently operates 3 branches in the metropolitan area of New York City and 5 branches in the northwest area of Florida. These branches are leased by Doral Bank from third parties, with the exception of three branches in Florida, which are owned by Doral Bank.

Doral Financial considers that its properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on Doral Financial’s business.

Item 3.    Legal Proceedings.

Doral Financial and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, after reviewing the claims and consulting with outside legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of Doral Financial.

Legal Matters

On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. On February 18, 2010, a superseding criminal indictment was filed in the U.S. District Court for the Southern District of New York charging Mario S. Levis, the former Treasurer of Doral, with various counts of securities and wire fraud. Doral Financial was not charged in the indictment. Mr. Levis was subsequently convicted and sentenced for one count of securities fraud and two counts of wire fraud. Mr. Levis’ conviction as to one count of wire fraud was later vacated by the U.S. Court of Appeals for the Second Circuit and remanded for further proceedings. On April 29, 2013, the United States Supreme Court denied Mr. Levis’ petition for a writ of certiorari. The vacated wire fraud count was dismissed by the government on remand. Mr. Levis was resentenced on October 2, 2013 by the U.S. District Court for the Southern District of New York. The court imposed a concurrent sentence of four years imprisonment for each of the remaining two counts. Doral understands that no further appeals are available to Mr. Levis. Doral Financial cooperated with the U.S. Attorney’s Office since the outset of this matter.

During the criminal prosecution, Mr. Levis sued the Company for alleged breach of its obligation to advance expenses, including attorneys’ fees corresponding to his representation and defense of investigations conducted by federal agencies commencing in 2005. Due to the large amounts of money being disbursed for his defense and in order to determine whether such advances were reasonable, Doral requested Mr. Levis to provide more detail concerning the services that were being rendered by his attorneys. Controversy arose concerning the Company’s request mainly as the result of Mr. Levis’ refusal to provide more detail. As a result of Mr. Levis refusal, Doral stopped advancing payments for his defense. Mr. Levis then filed a civil action before the Supreme Court of New York on August 13, 2009 seeking to obtain a mandatory injunction to force the Company into continuing to advance the costs of his representation, including the appeal of his conviction to the U.S. Court of Appeals for the Second Circuit, plus the costs and fees of the civil action. Subsequently, and after substantial litigation before the Supreme Court of New York, on April 12, 2012, Mr. Levis voluntarily dismissed his civil action without prejudice, opting instead to immediately thereafter file a new civil action before the Superior Court of Puerto Rico Civil seeking relief identical to that sought before the New York state court, i.e., a mandatory injunction against the Company to force it to advance expenses including attorney’s fees, without having to establish the reasonableness of the invoices. On April 19, 2013, the Superior Court of Puerto Rico entered judgment dismissing Mr. Levis’ complaint against the Company. Mr. Levis appealed the dismissal of his civil action to the Puerto Rico Court of Appeals. On September 30, 2013, the Puerto Rico Court of Appeals issued a Judgment denying Mr. Levis’ appeal, confirming the judgment entered by the Superior Court of Puerto Rico. Mr. Levis filed for reconsideration. On October 23, 2013, the Puerto Rico Court of Appeals issued a resolution denying Mr. Levis’ motion for reconsideration. On November 25, 2013, Mr. Levis filed a petition before the Puerto Rico Supreme Court for a writ of certiorari. Mr. Levis’ petition for writ of certiorari before the Puerto Rico Supreme Court is pending resolution.

In addition, on April 3, 2013, while the aforesaid civil action filed in Puerto Rico was pending before the Superior Court of Puerto Rico, Mr. Levis filed a second complaint against the Company before the Superior Court of Puerto Rico. In this second complaint, which allegations essentially mirror those of the first, Mr. Levis included Mr. Glen R. Wakeman, President and CEO, and his wife, and Mr. Enrique R. Ubarri, Executive Vice President-General Counsel, and his wife, as additional defendants claiming that they had conspired to breach the Company’s obligation to advance the costs of his legal representation. In the second complaint Mr. Levis claims the defendants, including the Company owe Mr. Levis almost $3,000,000 in economic damages (plus interest), over $2,400,000 in legal fees and expenses, and an additional amount in damages presumably on account of mental anguish. Shortly after filing this second complaint and within the time period that defendants are allowed to respond to claims pursuant to the Puerto Rico Rules of Civil Procedure, Mr. Levis filed a motion voluntarily dismissing without prejudice his complaint against Mr. and Mrs. Wakeman and Mr. and Mrs. Ubarri. The Company moved to dismiss this second complaint on grounds of res judicata and unduly splitting of claims. Mr. Levis thereafter moved to voluntary dismiss the action against the Company which the Court granted without prejudice.

Doral has manifested its intention to pursue reimbursement from Mr. Levis of all monies advanced for his defense once the judgment dismissing his complaint becomes final.

Banking Regulatory Matters

The Company entered into a written agreement dated September 11, 2012 with its primary supervisor, the FRBNY, which replaced and superseded the Cease and Desist Order entered into by the Company with the Board of Governors of the Federal Reserve System on March 16, 2006. The Written Agreement, among other things, requires the Company to (a) take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Doral Bank, including steps to ensure that Doral Bank complies with any supervisory action taken by Doral Bank’s federal and state regulators; (b) undertake a management and staffing review to aid in the development of a suitable management structure that is adequately staffed by qualified and trained personnel; (c) establish programs, policies and procedures acceptable to the FRBNY relating to credit risk management practices, credit administration, loan grading, asset improvement, OREO, the ALLL, accounting and internal controls, and internal audit; (d) not declare any dividends without the prior written approval of the FRBNY and the Director of Banking Supervision and Regulation of the Board of Governors; (e) not directly or indirectly take any dividends or any other form of payment representing a reduction of capital from Doral Bank without the prior approval of the FRBNY; (f) not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the FRBNY; (g) submit to the FRBNY an acceptable written plan (and any updates) to maintain sufficient capital at the Company on a consolidated basis; and (h) seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

As of December 31, 2013, the Company has taken each of the following actions to comply with each main component of the Written Agreement:

(a) The Company has expanded its managerial resources as a source of strength to Doral Bank by hiring a new Chief Financial Officer (“CFO”) to succeed the Interim CFO, who was appointed following the resignation of its prior CFO, and other persons in its financial staff. In addition, the Company hired a new Executive Vice President, Head of Puerto Rico Operations for the Company and Doral Bank, who was also appointed to serve as an executive director on the Board of Directors of Doral Bank (the “Bank Board”) effective in January 2013. The Company also hired a new Chief Risk and Administrative Officer for Doral Recovery effective August 2013. The Company’s Board of Directors (the “Board”) also appointed two PR-based individuals to serve as independent directors on the Bank Board effective February 2013. Finally, the Company’s Board meets at least quarterly to review the Company’s ongoing compliance with the Written Agreement and formed a regulatory committee that meets at least quarterly to closely monitor the Company’s compliance with the Written Agreement and Doral Bank’s compliance with the Consent Order.

(b) The Board engaged and worked with an independent consultant in reviewing management and staffing resources to aid in the development of a suitable management structure that is adequately staffed by qualified and trained personnel. This review was completed in November 2012. As a result of this review, the Board prepared and submitted a plan to strengthen management and staffing resources that includes: ongoing employee satisfaction surveys; enhanced job profiles for specified management levels; staffing and skills analysis for specified management levels; recruitment plans for specified management levels; succession planning; span of control; risk management and compliance training for specified management levels; addressing technology systems; and evaluating the internal audit assessment. As of December 31, 2013, the Company has implemented a majority of the recommendations made by the independent consultant.

(c) The Board has timely submitted and implemented programs, policies and procedures relating to the following: credit risk management practices, credit administration, loan grading, asset improvement, OREO, ALLL, accounting and internal controls, and internal audit; a credit administration program, which includes procedures for analyzing credits, written appraisal standards and enhanced loan work out strategies; a loan portfolio program to effectively grade its loan portfolio on an ongoing basis; a credit risk program whereby all criticized or classified loans that are to be extended, renewed or restructured are reviewed and approved by a designated committee of the Board; an enhanced OREO program, which includes procedures to maintain compliance with OREO regulations, obtain appraisals or evaluations, and schedules for timely disposition of OREO; an ALLL program to improve the methodology by which the ALLL is determined, which was reviewed by an independent third party; a capital plan; and a cash flow plan. As of December 31, 2013, most recommendations for further enhancement to the ALLL methodology developed during the independent third party review have been adopted and implemented.

(d) In compliance with the Written Agreement, the Company has not declared or paid any dividends, and has not, directly or indirectly, taken any dividend from Doral Bank.

(e) In compliance with the Written Agreement, the Company has not directly or indirectly taken any dividends or any other form of payment representing a reduction of capital from Doral Bank without the prior approval of the FRBNY.

(f) Neither the Company nor any of its non-bank subsidiaries have, directly or indirectly, incurred, increased, or guaranteed any debt since signing the Written Agreement.

(g) As noted above, the Company has submitted to the FRBNY a written plan to maintain sufficient capital at the Company on a consolidated basis.

(h) In compliance with the Written Agreement, there have been no new appointments of directors by the Company. At the time the Company appointed the aforementioned managerial resources, the Company complied with the notice requirements of Section 32 of the FDI Act and Subpart H of the Federal Reserve Board’s Regulation Y, as well as the terms of the Written Agreement relating to new senior officer hires. Since signing the Written Agreement, the Company has complied with severance or indemnification payment limitations to directors, executive officers or other affiliated persons.

The Company has and continues to timely submit required quarterly progress reports to the FRBNY.

On August 8, 2012, the Bank Board entered into a consent order with the FDIC and the Commissioner of Financial Institutions of Puerto Rico. The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. The Company believes that Doral Bank has taken, and continues to take, requisite actions to achieve or otherwise maintain compliance with the Consent Order. The Consent Order requires Doral Bank to have and retain qualified management acceptable to the FDIC and the Commissioner. In addition to the individuals hired or appointed by the Company, the Bank hired a new Chief Information Officer beginning in January 2013. The Consent Order also required Doral Bank to undertake through a third party consultant, an assessment of its board and management needs, as well as a review of the qualifications of the current directors and senior executive officers. The Bank Board undertook this review with the assistance of an independent management consultant. The review, together with the Bank Board’s and management’s plans to address recommendations developed during the review, was submitted to the FDIC and the Commissioner. The Doral Bank management plan is substantially similar to the management plan prepared pursuant to the Written Agreement. The Doral Bank Board plan includes expanding the number of independent directors on the Bank Board; formalizing training for board members; implementing self-assessments; formalizing the process for selecting new board members; and reviewing Bank Board meeting frequency, committee structure and fee structure. As of December 31, 2013, Doral Bank has implemented a majority of the recommendations.

The Consent Order requires Doral Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC and the Commissioner. Doral Bank also is required to establish and provide to the FDIC and the Commissioner for review a Delinquent and Classified Asset Plan to reduce Doral Bank’s risk position in each loan in excess of $1.0 million which is more than 90 days delinquent, criticized, or classified. Doral Bank timely submitted to the FDIC and the Commissioner and implemented a written plan to reduce the Bank’s risk position in each such delinquent, criticized or classified loan in excess of $1.0 million. In addition, all criticized or classified loans that are to be extended, renewed or restructured are being reviewed and approved by a designated committee of the Board.

The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Commissioner relating to its capital, profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the Consent Order, including in each case, any updates to such plans. Moreover, Doral Bank is required to obtain a non-objection from the regional director of the FDIC before engaging in any transactions that would materially change the balance sheet composition of Doral Bank. Doral Bank has timely submitted to the FDIC and the Commissioner and implemented an enhanced ALLL methodology program. Although the Consent Order does not mandate a separate independent third party review of Doral Bank’s ALLL methodology program, it was reviewed pursuant to the Written Agreement. Most recommendations for further enhancement to the ALLL methodology developed during the independent third party review have been adopted and implemented during 2013. The Bank Board has and continues to review the ALLL on a quarterly basis within mandated time frames, and has taken necessary provisions and/or charges in compliance with the Consent Order. Doral Bank has timely submitted to the FDIC and the Commissioner and implemented enhancements to its loan policy, as well as procedures relative to lending and credit administration, an enhanced appraisal compliance program which incorporates regulatory guidance, and has provided mandated training to appraisal reviewers. Moreover, Doral Bank established an independent loan review program in compliance with the Consent Order. Doral Bank also timely retained an independent third-party firm to assist in conducting a review and preparing a report of its residential loan modification programs. The written loan modification report was submitted to the FDIC and the Commissioner.

In addition, the required profit plan through 2013 was timely submitted to the FDIC and the Commissioner and implemented. Doral Bank continues to review on an ongoing basis policies, procedures, plans, and programs to eliminate or correct, and prevent unsafe and unsound banking practices, violations of laws or regulations, and all contraventions of regulatory guidance. Doral Bank also timely submitted to the FDIC and the Commissioner and implemented a capital plan to maintain compliance with mandated capital ratios set forth in the Consent Order. As of December 31, 2013, Doral Bank has not submitted a contingency plan for the sale, merger or liquidation of Doral Bank, as capital has remained above required levels.

Doral Bank is required to obtain a waiver from the FDIC before it may accept brokered deposits or extends credit to certain delinquent borrowers. As of December 31, 2013, Doral Bank is in compliance with the prohibition set forth in the Consent Order on accepting, renewing, or rolling over any brokered deposits without a waiver from the FDIC. Since issuance of the Consent Order, Doral Bank has received requested waivers to accept, renew or rollover brokered deposits. Doral Bank’s current waiver is valid until March 31, 2014. In addition, Doral Bank has established and implemented protocols to maintain compliance with limitations of the amount of interest that Doral Bank may pay on deposits.

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

Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Commissioner. The Board of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the Consent Order, and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Commissioner of its compliance with the Consent Order. As of December 31, 2013, Doral Bank remains in compliance with the prohibition on the declaration and payment of any dividends without FDIC and Commissioner approval. The Bank Board established a compliance committee composed of three independent directors, which meets monthly to review actions taken or to be taken by Doral Bank to achieve or otherwise maintain compliance with the Consent Order, and to prepare a report to the Bank Board. The Bank has and will continue to timely submit required quarterly progress reports to the FDIC and the Commissioner. Since the signing of the Consent Order, Doral Bank has complied with severance or indemnification payment limitations to directors, executive officers or other affiliated persons.

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5. Market	for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Doral Financial’s common stock, $0.01 par value per share (the “Common Stock”), is traded and quoted on the New York Stock Exchange under the symbol “DRL.”

On November 8, 2012, the Company was notified by the NYSE that the average per share closing price of its common stock during the 30 trading-day period ending October 31, 2012 was below the NYSE’s continued listing standard relating to minimum average closing share price and that the Company had six months from receipt of notice to regain compliance with the NYSE’s price condition and bring its share price and average share price back above $1.00 per share. As a result of the reverse stock split described below, the Company regained compliance with the NYSE’s minimum price requirement.

On June 27, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of the Commonwealth of Puerto Rico to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 19, 2013 with a reverse stock split ratio of between 1-for-15 and 1-for-25 to be determined by the Company’s Board of Directors. The Board of Directors determined a ratio of 1-for-20 for the Reverse Stock Split ratio on June 24, 2013. The Amendment became effective at 4:00 pm Eastern Time on June 28, 2013. Upon the effective date of the Reverse Stock Split, every twenty (20) shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock without any change to the par value per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 130,601,272 shares to 6,530,064 shares, and the authorized shares of common stock were reduced from 300,000,000 to 15,000,000. As of December 31, 2013, the number of shares of the Company’s common stock outstanding was 6,648,396. The Reverse Stock Split had no effect on the Company’s authorized shares of preferred stock, which remains at 40 million authorized shares. However, the Reverse Stock Split did have an effect on the preferred stock conversion factor. Stock options and shares of restricted stocks outstanding reported below also reflect the Reverse Stock Split effect.

The number of shares of common stock into which the company’s 4.75% perpetual cumulative convertible preferred stock is convertible was proportionally reduced. Proportional adjustments were also made to the Company’s stock incentive plans. The Company has retroactively restated all periods presented in these consolidated financial statements to conform to the current period’s presentation.

The following table sets forth, for the calendar quarters indicated, the high and low closing sales price of Doral’s Common Stock:

Year	Calendar Quarter		Price Range
			High	Low
2013	4th		$19.87	$15.49
	3rd		24.76	16.11
	2nd	(1)	23.20	14.00
	1st	(1)	14.80	10.60

2012	4th	(1)	$20.20	$11.40
	3rd	(1)	30.80	18.80
	2nd	(1)	38.40	24.20
	1st	(1)	32.80	20.60

(1)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013.

As of March 12, 2014 the approximate number of holders of record of Doral Financial’s Common Stock was 195, which does not include beneficial owners whose shares are held in the names of brokers and nominees. The last sales price for the Common Stock as quoted on the NYSE on such date was $12.12 per share.

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

During 2003, Doral Financial issued 1,380,000 shares of its 4.75% perpetual cumulative convertible preferred stock (the “Convertible Preferred Stock”) having a liquidation preference of $250 per share in a private offering to qualified institutional buyers pursuant to Rule 144A. Each share of Convertible Preferred Stock is currently convertible into 0.015714 shares of common stock, subject to adjustment under specific conditions. The Convertible Preferred Stock ranks on parity with Doral Financial’s outstanding Noncumulative Preferred Stock with respect to dividend rights and rights upon liquidation, winding up or dissolution. As of December 31, 2013, there were 813,526 shares issued and outstanding of the Convertible Preferred Stock.

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

Dividends

During 2006, Doral Financial announced that, in order to maintain an appropriate liquidity position, the board of directors had suspended the quarterly dividend on the Common Stock. As a result, Doral Financial has not declared or paid dividends on its Common Stock since the first quarter of 2006.

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

On March 20, 2009, the Board of Directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and Noncumulative Preferred Stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of Noncumulative Preferred Stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock. As a result, the Company will not be able to pay dividends on its common stock unless and until it resumes payment of dividends on its preferred stock (including payment of all accrued but unpaid dividends on its cumulative preferred stock).

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

For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to the information included in Part III, Item 12 of this Annual Report on Form 10-K, which is incorporated by reference from the 2014 Proxy Statement, and to note 35, “Stock Options and Other Incentive Plans” of the accompanying consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.

Sales of unregistered securities

There were no sales of unregistered securities by the Company during the year ended December 31, 2013.

Stock Repurchase

No purchases of Doral Financial’s equity securities were made by or on behalf of Doral Financial for the year ended December 31, 2013.

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

The following performance graph compares the yearly percentage change in Doral Financial’s cumulative total stockholder return on its common stock to that of the Center for Research in Security Prices, Booth School of Business, the University of Chicago (“CRSP”) NYSE Market Index (U.S. Companies) and the CRSP Index for NYSE Depository Institutions (SIC 6000-6099 U.S. Companies) (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2008 in each of Doral Financial’s common stock, the NYSE Market Index (U.S. Companies) and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of the future performance of Doral Financial’s Common Stock.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data as of the dates and for the periods indicated. This information should be read in conjunction with Doral Financial’s consolidated financial statements and the related notes thereto.

	Year ended December 31,
(In thousands, except for share and per share data)	2013	2012	2011	2010	2009
Selected Income Statement Data:
Interest income	$360,625	$368,477	$367,617	$405,269	$461,035
Interest expense	134,366	147,952	178,722	240,917	290,638

Net interest income	226,259	220,525	188,895	164,352	170,397
Provision for loan and lease losses	73,630	176,098	67,525	98,975	53,663

Net interest income after provision for loan and lease losses	152,629	44,427	121,370	65,377	116,734
Non-interest income (loss)	71,421	84,253	118,117	(19,620)	82,820
Non-interest expenses	311,774	293,460	248,470	322,768	242,175

Loss before income taxes	(87,724)	(164,780)	(8,983)	(277,011)	(42,621)
Income tax expense (benefit)	563	(161,481)	1,707	14,883	(21,477)

Net loss	$(88,287)	$(3,299)	$(10,690)	$(291,894)	$(21,144)

Net loss attributable to common shareholders(1)	$(97,948)	$(12,960)	$(20,350)	$(274,418)	$(45,613)

Accrued dividends:
Preferred stock	$9,661	$9,661	$9,660	$9,109	$15,841

Preferred stock exchange inducement, net	$—	$—	$—	$26,585	$(8,628)

Net loss per common share(1)(2)	$(14.86)	$(1.99)	$(3.20)	$(59.23)	$(16.22)

Book value per common share	$57.65	$75.29	$76.09	$80.15	$148.11
Preferred shares outstanding at end of period	5,811,391	5,811,391	5,811,391	5,811,391	7,500,850
Weighted average common shares outstanding	6,590,463	6,516,153	6,366,058	4,632,580	2,811,601
Common shares outstanding at end of period	6,648,396	6,527,564	6,414,688	6,364,688	3,103,215
Selected Balance Sheet Data at Year End:
Cash and cash equivalents (including restricted cash)	$649,737	$729,893	$495,874	$384,032	$819,242
Investment securities	334,396	393,832	597,652	1,628,181	2,963,188
Total loans, net(3)	6,609,099	6,477,522	6,138,645	5,784,183	5,695,964
Allowance for loan and lease losses	130,916	135,343	102,609	123,652	140,774
Servicing assets, net	98,902	99,962	112,303	114,342	118,493
Total assets	8,493,454	8,479,102	7,981,793	8,653,784	10,239,030
Deposits	4,997,255	4,628,864	4,411,718	4,649,034	4,669,256
Borrowings	2,428,144	2,683,975	2,476,554	2,896,213	4,470,056
Total liabilities	7,758,132	7,643,429	7,141,639	7,791,589	9,363,986
Preferred equity	352,082	352,082	352,082	352,082	415,428
Common equity	383,240	483,591	488,072	510,113	459,616
Total stockholders’ equity	735,322	835,673	840,154	862,195	875,044
Operating Data:
Loan production	$2,329,319	$2,409,457	$1,763,792	$1,439,333	$1,147,742
Loan servicing portfolio(4)	$7,131,550	$7,594,352	$7,898,328	$8,208,060	$8,655,613
Selected Financial Ratios:
Performance:
Net interest margin	3.00%	2.95%	2.50%	1.76%	1.88%
Efficiency ratio	101.79%	95.39%	88.79%	126.58%	97.16%
Return on average assets	(1.04)%	(0.04)%	(0.13)%	(3.08)%	(0.21)%
Return on average common equity	(21.18)%	(2.77)%	(4.03)%	(59.24)%	(12.85)%
Capital:
Leverage ratio	7.58%	9.39%	9.13%	8.56%	8.43%
Tier 1 risk-based capital ratio	9.66%	11.93%	12.18%	13.25%	13.82%
Total risk-based capital ratio	11.31%	13.19%	13.44%	14.51%	15.08%

	Year ended December 31,
(In thousands, except for share and per share data)	2013	2012	2011	2010	2009
Asset quality:
Total NPAs as a percentage of net loans receivable portfolio and OREO	13.38%	14.55%	12.62%	15.36%	17.23%
NPAs as percentage of consolidated total assets	9.99%	10.56%	9.39%	9.88%	9.21%
NPLs to total loans (excluding FHA/VA guaranteed loans)	10.89%	12.15%	9.40%	11.35%	15.19%
ALLL to period-end loans receivable	2.06%	2.19%	1.73%	2.21%	2.55%
ALLL to period-end loans receivable (excluding FHA/VA guaranteed loans)	2.08%	2.21%	1.75%	2.29%	2.63%
ALLL to NPLs (excluding NPLs held for sale)	19.09%	18.22%	18.20%	19.64%	16.80%
ALLL to net charge-offs	167.72%	94.41%	115.85%	106.51%	313.40%
Provision for loan and lease losses to net charge-offs	94.33%	122.83%	76.24%	85.25%	119.49%
Net annualized charge-offs to average loan receivable	1.25%	2.36%	1.55%	2.08%	0.85%
Recoveries to charge-offs	7.83%	2.89%	1.83%	1.54%	5.52%
Other ratios:
Average common equity to average assets	5.44%	5.67%	6.12%	5.36%	3.53%
Average total equity to average assets	9.60%	9.93%	10.38%	9.69%	8.61%
Tier 1 common equity to risk-weighted assets	4.46%	6.53%	6.24%	6.95%	7.16%

(1)

For the years ended December 31, 2010 and 2009, net loss per common share includes $26.6 million and $8.6 million, respectively, related to the net effect of the conversions of preferred stock during the years indicated.

(2)

For the years ended December 31, 2013, 2012, 2011, 2010 and 2009, net loss per common share represents the basic and diluted loss per share, respectively. Also reflects the 1-for-20 reverse stock split, effective June 28, 2013.

(3)	Includes loans held for sale.

(4)

Represents the total portfolio of loans serviced for third parties. Excludes $3.6 billion, $3.8 billion, $4.4 billion, $4.4 billion and $4.4 billion of mortgage loans owned by Doral Financial at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

Doral Financial’s ratios of earnings to fixed charges and earnings to fixed charges and preferred stock dividends on a consolidated basis for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are as follows:

Year ended December 31,
	2013		2012		2011		2010		2009
Ratio of Earnings to Fixed Charges
Including interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Excluding interest on deposits	(A	)	(A	)	(A	)	(A	)	(A	)
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Including interest on deposits	(B	)	(B	)	(B	)	(B	)	(B	)
Excluding interest on deposits	(B	)	(B	)	(B	)	(B	)	(B	)

(A)	During 2013, 2012, 2011, 2010 and 2009, earnings were not sufficient to cover fixed charges and the ratios were less than 1:1. The Company would have had to generate additional earnings of $87.7 million, $164.8 million, $9.0 million, $277.0 million and $42.6 million, to achieve ratios of 1:1 in 2013, 2012, 2011, 2010 and 2009, respectively.

(B)	During 2013, 2012, 2011, 2010 and 2009, earnings were not sufficient to cover fixed charges and preferred dividends and the ratios were less than 1:1. The Company would have had to generate additional earnings of $103.6 million, $180.6 million, $20.5 million, $286.6 million and $50.5 million to achieve a ratio of 1:1 in 2013, 2012, 2011, 2010 and 2009, respectively.

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

On March 20, 2009, the board of directors of Doral Financial announced that it had suspended the declaration and payment of all dividends on all of Doral Financial’s outstanding series of cumulative and non-

cumulative preferred stock. The suspension of dividends was effective and commenced with the dividends for the month of April 2009 for Doral Financial’s three outstanding series of non-cumulative preferred stock, and the dividends for the second quarter of 2009 for Doral Financial’s one outstanding series of cumulative preferred stock. For the years ended December 31, 2013, 2012, 2011 and 2010, the Company accrued $9.7 million, $9.7 million, $9.7 million and $9.1 million, respectively, related to the cumulative preferred stock. For the year ended December 31, 2009, the Company accrued $15.8 million related to the cumulative preferred stock of which $8.3 million was paid during the first quarter of 2009 prior to the suspension of preferred stock dividends.

The principal balance of Doral Financial’s long-term obligations (excluding deposits) and the aggregate liquidation preference of its outstanding preferred stock for each of the years ended December 31, 2013, 2012, 2011, 2010 and 2009 are set forth below:

	Year ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Long-term obligations	$1,810,278	$2,358,658	$2,119,495	$2,429,489	$2,457,944
Cumulative preferred stock	$203,382	$203,382	$203,382	$203,382	$218,040
Non-cumulative preferred stock	$148,700	$148,700	$148,700	$148,700	$197,388

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand Doral Financial and its subsidiaries. This MD&A is provided as a supplement to and should be read in conjunction with Doral Financial’s consolidated financial statements and the accompanying notes. The MD&A includes the following sections:

OVERVIEW OF RESULTS OF OPERATIONS:    Provides a brief summary of the most significant events and drivers affecting Doral Financial’s results of operations during 2013.

CRITICAL ACCOUNTING POLICIES:    Provides a discussion of Doral Financial’s accounting policies that require critical judgment, assumptions and estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011:    Provides an analysis of the consolidated results of operations for 2013 compared to 2012, and 2012 compared to 2011.

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

OVERVIEW OF RESULTS OF OPERATIONS

There were two significant trends affecting our business in 2013. First, we dedicated significant resources to our efforts to comply with the Consent Order and the Written Agreement, which increased our operational costs and adversely affected the amount of time our management had to conduct our business. The additional operating costs to comply with, and the restrictions under, the Consent Order and the Written Agreement adversely affected Doral Financial’s results of operations.

We are subject to annual examinations by the FRBNY, FDIC and Office of the Commissioner. We expect that in response to media reports and rating agency downgrades of Puerto Rico debt obligations due to the continuing deterioration of the Puerto Rico economy the quality of our assets and credit of our borrowers in Puerto Rico will continue to deteriorate, adversely affecting our financial condition, results of operations, and business prospects. We believe that unless we promptly and proactively respond to these anticipated regulatory and economic trends arising in the Puerto Rico market our regulators could take additional regulatory action involving us and/or other banks operating in Puerto Rico that could materially and adversely affect our financial condition, results of operations, and business prospects including the resolution of Doral Bank. Refer to Item 1A. “Risk Factors” included in this Annual Report on Form 10-K.

Second, in response to the weak economic conditions and prospects in Puerto Rico we have sought to diversify our business operations by significantly expanding our banking operations in the mainland United States. At the end of 2009 our total assets in the United States totaled $0.5 billion or 5.0% of our total assets. At the end of 2013 our total assets in the United States totaled $2.8 billion or 32.9% of our total assets. For the year ended December 31, 2013, net income before income taxes in the United States was $55.4 million out of our total net loss before income taxes. As expected, our business operations in the United States continue to represent an increasing percentage of our total business. As a result of our expansion in the United States, we now account for our operations in five principal segments: Puerto Rico Growth, United States, Recovery, Treasury and Corporate. We intend to continue to focus our business on our profitable mortgage origination, mortgage servicing and branch office business in Puerto Rico and our profitable New York and Florida commercial loan and branch office business in the United States while seeking to manage our impaired assets and mitigating our losses through our Recovery segment.

We are developing and evaluating alternative strategic initiatives to respond to the significant trends affecting our business in order to maximize shareholder value. In particular, we have engaged several investment banking firms to assist us in structuring our businesses so that we address in a comprehensive way the adverse effects on our business from the continued economic problems in Puerto Rico while allowing us to capitalize on our success in building our U.S. based business. Although at this time we have not determined to pursue any particular strategic transaction we expect during 2014 to transform our businesses which may include, among other actions, selling performing and non-performing assets and businesses, improving our capital structure to allow us to pursue new business opportunities and focusing our future growth on the U.S. market.

We do not have the authority to implement any strategic transaction affecting our or Doral Bank’s regulatory orders without first obtaining the prior consent of our and Doral Bank’s regulators. Accordingly, management may only explore strategic alternatives that it may determine to review with our regulatory authorities. Management has not sought approval for any such transaction from the FRBNY, the FDIC or the Office of the Commissioner and there is no guaranty that management may develop an alternate strategic plan for which management may seek authority from our regulators to implement.

Net loss for the year ended December 31, 2013 totaled $88.3 million, compared to net losses of $3.3 million and $10.7 million for the years ended December 31, 2012 and 2011, respectively. When comparing 2013 to 2012 results, Doral Financial’s performance variance resulted from the following: (i) an increase in net interest income of $5.7 million; (ii) a decrease of $102.5 million in the provision for loan and lease losses; (iii) a $12.8 million decrease in non-interest income; (iv) an increase of $18.3 million in non-interest expense; and (v) a decrease in income tax benefit of $162.0 million.

Net loss attributable to common shareholders for the year ended December 31, 2013 totaled $97.9 million, and resulted in a net loss per share of $14.86, compared to a net loss attributable to common shareholders for the corresponding 2012 and 2011 periods of $13.0 million and $20.4 million, and a loss per share of $1.99 and $3.20, respectively (adjusted to reflect the 1-for-20 reverse stock split effective June 28, 2013).

The significant events or transactions that have influenced the Company’s financial results for the year ended December 31, 2013 included the following:

•

Net interest income for the year ended December 31, 2013 was $226.3 million, compared to $220.5 million and $188.9 million for the corresponding 2012 and 2011 periods, respectively. The increase of $5.7 million in net interest income during 2013, compared to 2012, was due to a reduction in deposits interest expense of $8.8 million and in securities sold under agreements to repurchase of $6.0 million, partially offset by decreases of $6.1 million in interest income on mortgage-backed securities, $0.8 million on the IOs interest income and $0.5 million in interest income on loans.

•

Doral Financial’s provision for loan and lease losses for the year ended December 31, 2013 totaled $73.6 million, compared to $176.1 million and $67.5 million for the corresponding 2012 and 2011 periods, respectively. The provision for loan and lease losses in 2013 resulted mostly from: (i) $32.4 million for non-guaranteed residential loans as new loans became delinquent, previously delinquent loans reached later delinquency stages and valuations were received on properties securing loans more than 180 days past due; (ii) $14.5 million from construction & land loans largely due to valuations on properties collateralizing impaired loans and continued deterioration of loan performance as well as to an increase in the reserve for construction & land U.S. portfolio; (iii) $5.0 million for growth in the U.S. commercial & industrial loan portfolio; and (iv) $21.3 million for commercial real estate related to valuations received on properties securing delinquent loans and adverse loan performance experienced during the year. Also affecting the 2013 provision was Doral’s revision of our future Puerto Rico portfolio performance expectations due to the continuing recessionary conditions of Puerto Rico’s economy.

•

Non-interest income for the year ended December 31, 2013 was $71.4 million, compared to $84.3 million and $118.1 million for the corresponding 2012 and 2011 periods, respectively. The $12.9 million decrease in non-interest income during 2013 when compared to 2012 resulted largely from the following: (i) a decrease of $19.4 million in net gain on loans securitized and sold and capitalization of mortgage servicing rights, as fewer loans were securitized due to a reduction in the residential mortgage loans originated during 2013; (ii) an increase of $6.6 million in net loss on trading assets and derivatives driven by increased losses on the IOs valuation; and (iii) a decrease of $5.5 million in net gain on investment securities available for sale as investment securities sales decreased significantly during 2013. These decreases were partially offset by (iv) a decrease of $6.4 million in OTTI losses as no OTTI was recognized in 2013; and (v) an increase of $11.4 million in servicing income due to the amortization and fair value of the MSR of $25.9 million during 2012.

•

Non-interest expense for the year ended December 31, 2013 was $311.8 million, compared to $293.5 million and $248.5 million for the years ended December 31, 2012 and 2011, respectively. The $18.3 million increase in non-interest expense during 2013, compared to 2012, was due largely to: (i) an increase of $22.0 million in compensation and benefits related to an increased headcount in Recovery operations; and (ii) an increase of $2.6 million in FDIC insurance expense as a result of an increase in the assessment rate; partially offset by (iii) a decrease of $3.1 million in professional services related to reduced security, consulting and recruiting fees; and (iv) decreases of $2.2 million and $1.8 million in advertising and depreciation and amortization, respectively.

•

Income tax expense of $0.6 million for the year ended December 31, 2013 compared to an income tax benefit of $161.5 million and income tax expense of $1.7 million for the corresponding 2012 and 2011 periods. The reduction in income tax benefit of $162.1 million is due mainly to the 2012 release of $113.7 million in valuation allowance as the Company entered into a Closing Agreement with the Commonwealth of Puerto Rico related to certain tax overpayments from prior years and a $50.6 million deferred tax benefit recorded during the fourth quarter of 2012 that resulted from the release of a portion of our deferred tax assets valuation allowance.

•

The Company reported an increase in other comprehensive loss to $4.8 million from 2012 to 2013, compared to an increase in other comprehensive income of $3.2 million from 2011 to 2012. The negative variance in other comprehensive (loss) income for the year ended December 31, 2013 compared to the 2012 period resulted primarily from an increase in the unrealized loss on securities available for sale of $5.7 million.

•

Doral Financial’s loan production for the year ended December 31, 2013 was $2.3 billion, compared to $2.4 billion and $1.8 billion for 2012 and 2011 periods. The decrease of $80.1 million in 2013, as compared to 2012, resulted mainly from a reduction in Puerto Rico based residential mortgage loan production and total commercial loan production of $82.9 million and $139.4 million, respectively, partially offset by a net increase in U.S. commercial loan originations of $142.6 million. U.S. loan originations represented 67% of total 2013 loan production.

•

Total assets were $8.5 billion at both December 31, 2013 and 2012 with total assets as of December 31, 2013, increasing $14.4 million or 0.2% when compared to December 31, 2012. This increase was due to growth in loans net of the allowance for loan and lease losses of $131.6 million, an increase in real estate held for sale of $18.9 million and an increase in mortgage servicing advances of $17.1 million, partially offset by a decrease in cash of $80.2 million, a net reduction of $59.4 million in investment securities and a decrease in other assets of $16.5 million.

•

Total deposits as of December 31, 2013 of $5.0 billion increased $0.4 billion from deposits of $4.6 billion as of December 31, 2012. The increase is mainly due to growth in the Company’s U.S. and P.R. retail deposits of $901.3 million and $49.4 million, respectively partially offset by a decrease of $582.4 million in brokered deposits as part of the Company’s strategy to reduce reliance on wholesale funding sources.

•

Non-performing loans, excluding FHA/VA loans guaranteed by the U.S. government as of December 31, 2013 were $685.9 million, a decrease of $56.9 million from December 31, 2012. The decrease in NPLs is the result of actions taken by management to mitigate the risk associated with the Puerto Rico portfolio, resulting from increased foreclosures during 2013 and loans charged-off. See Table EE — Non-performing loans activity by portfolio for additional information.

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

The Company has identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters. The use of reasonably different estimates and assumptions could have a material impact on the Company’s reported results of operations or financial condition. These critical accounting policies govern:

•	Income Recognition

•	Allowance for Loan & Lease Losses

•	Fair Value

•	Mortgage Servicing Rights and Retained Interests

•	Mortgage Loan Repurchase Losses

•	Income Taxes

The Company evaluates its critical accounting policies and judgments on an ongoing basis, and updates them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit and Risk Committees of the Board of Directors. The Company believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2013.

Income Recognition on Loans

Accrual Status

The Company recognizes interest income on loans receivable on an accrual basis unless it is determined that collection of all contractual principal or interest is unlikely.

The Company discontinues accrual recognition of interest income on loans when the full and timely collection of interest or principal becomes uncertain, generally when a loan receivable is 90 days delinquent on principal or interest. The Company discontinues accrual recognition of interest income when a mortgage loan is four payments (ten payments for mortgage loans insured by FHA/VA) past due for interest or principal. Loans determined to be well collateralized such that the ultimate collection of principal and interest is not in question are not placed on non-accrual status, and the Company continues to accrue interest income on that loan.

When the Company places a loan on non-accrual status, it reverses the accrued unpaid interest receivable against interest income in the period in which the change of status occurs, and suspends amortization of any net deferred fees or costs. Interest income on a non-accrual loan is recognized under the cash basis method (i.e. income recognized when an interest payment is received), if ultimate collection of principal is not in doubt. If the ultimate collectability of a non-accrual loan is in doubt, interest received is applied as a reduction to principal, in accordance with the cost recovery method. The determination as to the ultimate collectability of the loan involves significant management judgement based upon consideration of collateral valuation, delinquency status, and knowledge of specific borrower circumstances.

Non-accrual loans may be restored to accrual status when all delinquent principal and interest is less than four payments past due, or when the loan is both well-secured and in the process of collection and the collectability of remaining principal and interest is no longer doubtful. The determination of restoring a non-accrual loan to accrual status involves significant management judgement and is based on recent collateral valuations, recent payment performance, borrowers’ other assets, and knowledge of specific borrower circumstances. Additionally, the borrower must have made a minimum of six payments in order to have demonstrated adequate payment performance. Upon returning a loan to accrual status, previously-reversed, non-accrued interest is credited to income in the period of recovery.

Accrual Status on TDR Loans

Residential or other consumer or commercial loan TDRs are returned to accrual status when the criteria previously described are met. In order to have demonstrated payment performance, the borrower must make at least six contractual payments after the modification and remains current in accordance with the modified terms. Effective January 1, 2012, the Company implemented additional criteria to estimate whether a non-accrual TDR can be returned to accrual status. The Company’s non-accrual TDRs now include loans that have met the aforementioned criteria, but have been modified to temporarily reduce the payment amount in a way that current monthly payments are at least 25% lower than what the payments will be once they reset to a higher rate. Additionally, if a borrower’s mortgage debt service to income ratio exceeds 40% or has a property loan-to-value greater than 80%, the TDR will remain on non-accrual status. Because we believe such TDRs are at greater risk of not being able to meet their contractual obligations in the future, we have determined to continue to report them as non-accrual.

Effective January 1, 2012, the Company also changed how it reports the balance of loans considered TDRs. Modified loans (including mortgage loans which have reset) are removed from amounts reported as TDRs if: (a) they were modified during the prior year, (b) the borrowers of such TDRs have made at least six payments in accordance with their modified terms, and (c) the effective yield was at least equal to the market rate of similar credit at the time of modification. In addition to these criteria, the loan must not have a payment reset pending. In our financial reporting, we did not adjust prior period balances to reflect this change.

Allowance for Loan & Lease Losses

Introduction

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

Loans or portions of loans estimated by management to be uncollectible are charged to the allowance for loan and lease losses in the period in which they are deemed uncollectible. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the ALLL in amounts estimated by management based upon its evaluation of the known and inherent risks in the loan portfolio. While management believes that the current ALLL is maintained at a level believed appropriate to provide for inherent probable losses in the loan portfolio, future additions to the allowance may be necessary. If economic conditions or borrower behavior deviate substantially from the assumptions used by the Company in determining the ALLL, further increases in the allowance may be required.

Management estimates the ALLL separately for each loan type and geography, and combines the amounts in reaching its estimate for the full portfolio. The ALLL includes both unimpaired and impaired loans, but excludes loans held for sale that are carried at fair value, or the lower of cost or market, as the fair value of these loans already reflect a credit component. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the ALLL.

During the first quarter of 2012, the Company reviewed its ALLL estimate assumptions and calculations, and made significant model enhancements to reflect its outlook as to future loan performance considering new information developed during the quarter and the uncertain economic and regulatory environments at the time. The resulting changes in estimate are reflected in the 2012 provision and in our reported ALLL since then. Significant changes in assumptions and calculations include reducing the definition of a defaulted loan by 90 days, increasing the expectation that long term delinquent loans are foreclosed, emphasizing the consideration of more recent experience in determining the probability of default and loss given default, adjusting factors considered in estimating the expected loss and reducing the estimated prepayment speed on TDR loans. The Company began utilizing a market analysis on land use completed in late March 2012 which provides information necessary for appraisers to value undeveloped land in PR.

Methodology

Management’s loss reserve estimate for performing loans is assessed based upon: (i) the probability of the performing loan defaulting at some future period; (ii) the likelihood of the loan curing or resuming payment versus the likelihood of the collateral being foreclosed upon and sold or a short sale; and (iii) the Company’s historical experience of recoveries on sale of OREO related to the contractual principal balance at the time the collateral is repossessed.

For non-performing loans, the reserve is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans); (ii) considering the loans’ book value less discounted forecasted cash flows; or (iii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, the Company’s ability to repossess and liquidate the collateral, and the Company’s ability to pursue and enforce any deficiency amount to be collected. The probability of a loan migrating to foreclosure, whether a current loan or a past due loan, and the amount of loss given foreclosure, is based upon the Company’s own experience, with more recent experience weighted more heavily in the calculated factors. With this practice, management believes the factors used better represent existing economic conditions. In estimating the amount of loss-given-foreclosure factor, management considers the actual price at which recent sales have been executed compared to the unpaid principal balance at the time of foreclosure. Management determines the foreclosure factor based upon loan-to-value ratio (calculated as current loan balance divided by the original or most recent appraisal value), duration in OREO, and size of the original loan.

Impairment & Charge-offs

The Company pools residential mortgage loans and small CRE loans with similar characteristics, and performs an impairment analysis using discounted cash flows. Commercial loans greater than $50,000 (including commercial real estate, commercial & industrial, and construction & land) that have been loss mitigated are evaluated individually for impairment. The Company measures impaired loans at their estimated realizable values, determined by the observable market price or by discounting the expected future cash flows at the loan’s effective interest rate, or, as a practical expedient, at the estimated fair value of the collateral less disposal costs, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure impairment based on the fair value of the collateral less cost to sell. In the event that appraisals show a deficiency, the Company includes the deficiency in its loss reserve estimate. For collateral dependent construction projects, the Company determines the fair value measurement based upon its exit strategy of the particular asset(s) acquired in foreclosure.

In accordance with current accounting guidance, loans determined to be TDRs are considered to be impaired for purposes of estimating the ALLL and when being evaluated for impairment. The cash flow forecast for TDRs is based upon estimates as to the rate at which reduced interest-rate loans will make the reset payments or be re-modified, the cumulative default rate of TDRs, prepayment speed (voluntary and involuntary), likelihood of foreclosure, collateral sale prices in future periods, broader economic performance, the continued behavior of the Company and in similar markets compared to past behavior, and other less significant matters. If a loan or pool yields a present value (or the estimated fair value of the collateral less cost to sell, when the loan is collateral dependent) below the recorded investment, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. Actual future cash flows may deviate significantly from those estimated and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

The Company charges off loans when it is determined that the likelihood of collecting the amount has been reduced to a level that their continued recognition as an asset is not warranted. For residential mortgage loans, the recorded investment is reduced via charge-off to the fair value of the collateral property, less estimated costs to sell, when the loan is 180 days past due. For consumer loans, the reported loan balance is reduced via charge-off when the loan is 120 days past due, except for revolving lines of credit (typically credit cards) which are charged off to the estimated value of the collateral (if any) at 180 days. For all commercial loans, the determination of whether a loan should be fully or partially charged off is much more subjective, and considers the results of an operating business, the value of the collateral, the financial strength of the guarantors, the likelihood of different outcomes of pending litigation affecting the borrower, the potential effect of new laws or regulations, and other matters. The Company’s commercial loan charge-offs are determined by the Charge-off Committee, which is a subcommittee of the Allowance Committee.

Commencing in the first quarter of 2012, based on a number of factors principal among which were management’s assessment of the lack of improvement of the P.R. economy and management’s historical experience in collecting past due and/or non-performing loans, the Company assessed the collectability of outstanding principal and interest for all loans past due five years or greater as highly doubtful and deemed it no longer practical or desirable to defer writing off such loans. The Company categorizes such loans as a “Loss” and, accordingly, are fully charged off, even though partial recovery may occur in the future. However, in the cases where a loan past due five years or greater is actively undergoing collection (i.e. foreclosure, deed in lieu, restructuring, etc.), the loan is maintained at fair value, less cost to sell.

During the third quarter of 2012, the Company began using Real Estate Valuation Estimate (“REVE”) reports to obtain updated values on residential mortgage loans that are past due more than 180 days. The REVE’s scope of work sets the minimum required inspection of the subject property as a viewing of the exterior from the street and does not typically involve an inspection of the subject property. REVEs used by the Company are prepared by licensed real estate appraisers. Prior to using the REVEs, the Company requested Broker Priced Opinions (“BPO”) to obtain the updated values on residential mortgage loans past due more than 180 days. BPOs are utilized by the real estate industry to determine a competitive listing price on a property and are prepared by real estate brokers or sales persons for the purpose of listing or selling a property. The Company now elects to use REVEs or other appraiser-prepared estimates of value rather than BPOs, as value estimates prepared by licensed appraisers rather than real estate brokers can reasonably be expected to result in more accurate independent estimates of value. The Company believes REVEs assist the Company in establishing more accurate values for loan dependent collateral and, therefore, more accurate loss reserves.

The Company’s current criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value (that is, continues to be valid) for default properties (loans secured by residential properties with interest more than 180 days past due) is 12 months for residential properties and between 12 and 18 months for commercial properties. Nevertheless, certain commercial properties may not require an appraisal or evaluation before the 18th month, as valuation concerns might not have arisen at that point. These standards will vary depending upon the condition of the property and the marketplace, and the nature of the transaction.

The Company intends to keep current all appraisals required by our policies. The Company has not made any changes in appraisal policy as a result of the backlog for appraisals in P.R. caused by a shortage in available appraisers as compared to demand for appraisals by all banks in P.R. This backlog has abated in 2012 and 2013. In addition, the Company has changed its procedures in keeping track of appraisals in order to better manage obtaining current appraisals. In particular, in order to keep track of the efforts made to maintain the appraisals current, the Company completes daily scorecards to monitor, among other things, appraisals pending to be requested, appraisals pending to be received, appraisals received but under review or pending to be reviewed and appraisals already received and accepted. These scorecards permit the Company to determine the timing and efforts needed to continue requesting the necessary appraisals.

For large commercial loans (including commercial real estate, commercial & industrial, construction & land loan portfolios), the Company uses workout agents, collection specialists, attorneys and third-party service providers to assist in the management of the portfolio, including managing of credit quality and loss mitigation alternatives. In the case of residential construction projects, the workout function is executed by a third-party servicer, under the direction of Company management, that monitors the end-to-end process including, but not limited to, completion of construction, necessary restructuring, pricing, marketing and unit sales. For large commercial and construction loans, the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of such large loans is managed by the portfolio management and collections function, and reviewed and validated by the loan review function. As management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company individually evaluates for impairment on a quarterly basis all commercial loans over 90 days past due with an outstanding balance above $50,000. All such criticized loans are also reviewed by the Company’s Special Assets Committee each quarter.

The Company applies the following methodologies to estimate its ALLL for the various loan portfolios:

Residential Mortgage and Other Consumer Loans

The general component of the ALLL for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default (“Probability of Default”) and, in the case of default, the extent of losses that the Company would realize (“Loss Given Default”). In determining the Probability of Default, the Company considers the historical migration of loans to default status. In determining the ALLL for residential mortgage loans, for purposes of forecasting the future behavior of the portfolio, the Company utilizes a migration analysis which places a heavier weighting on the most recent experience.

Severity of loss is calculated based on historical gross realized losses pursuant to OREO sales. Historical losses are adjusted upwards in cases where a lack of observations produces distortions, such as apparent net gains on sale of OREO in smaller segments. Severity assumptions for the residential portfolio range between 10% and 42%, depending on the size of the loan and loan-to-value ratios, and up to 100% for second mortgages. The severity of loss on defaulted loans is adjusted to reflect the likelihood that a defaulted loan will be foreclosed upon, as a significant number of residential mortgage loans that default in PR will subsequently cure by pay-off, becoming current or performing as a modified loan.

The ALLL for other consumer loans is estimated based upon the historical charge-off rate using the Company’s historical experience.

Commercial Real Estate, Commercial & Industrial, and Construction & Land Loans

The general component of the ALLL for performing commercial real estate, commercial & industrial and construction & land loans is estimated considering Probability of Default and Loss Given Default, or the loan quality assigned to each loan and the estimated expected loss associated with that loan grade. The Probability of

Default is based upon the Company’s experience in its current portfolio. The Loss Given Default is based upon the Company’s actual experience in resolving defaulted loans.

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

Generally, the percentage of the ALLL to non-performing loans will fluctuate due to the nature of the Company’s loan portfolios, which are primarily collateralized by real estate. The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the ALLL.

Appraisals and other valuations

The Company obtains updated valuations at the time of loan default, and periodically thereafter, that are used in estimating losses and determining charge-offs. During 2012, the Company made a concerted effort to obtain updated valuations and, as a result, was able to eliminate use of the index in establishing losses and determining charge-offs, previously utilized to estimate declines in PR commercial real estate development and land values. The new valuations account for approximately $78.7 million of the 2012 provision for loan and lease losses.

Fair Value

Fair Value Measurements

The Company uses fair value measurements to state certain assets and liabilities at fair value within the financial statements and to support fair value disclosures. Securities held for trading, securities available for sale, derivatives, certain loans held for sale and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held-for-sale at lower-of-cost or fair value, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

Fair Value Hierarchy

The fair value accounting guidance provides a three-level fair value hierarchy for classifying financial instruments. This hierarchy is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. Fair value measurement of a financial asset or liability is assigned to a level based on the lowest level of any input that is significant to the fair value measurement in its entirety. The Company categorizes its financial instruments based on the priority of inputs to the valuation technique, into one of the three levels described below:

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

•

Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

Significant judgment may be required to determine whether certain financial instruments measured at fair value are included in Level 2 or Level 3. In making this determination, the Company considers all available information that market participants use to measure the fair value of the financial instrument, including observable market data, indications of market liquidity and orderliness, and the Company’s understanding of the valuation techniques and significant inputs used. Based on the specific facts and circumstances of each instrument or instrument category, judgments are made regarding the significance of the Level 3 inputs to the instrument’s fair value measurement in its entirety. If Level 3 inputs are considered significant, the instrument is classified as Level 3. The process for determining fair value using unobservable inputs is generally more subjective and involves a high degree of management judgment and assumptions.

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

The Company’s financial instruments recorded at fair value on a recurring basis represent approximately 4.9% of the Company’s total reported assets of $8.5 billion as of December 31, 2013, compared with 5.1% of the Company’s total reported assets of $8.5 billion as of December 31, 2012. Financial assets for which the fair value was determined using significant Level 3 inputs represented approximately 37.8% and 41.4% of these financial instruments as of December 31, 2013 and December 31, 2012, respectively.

Refer to note 32 of the accompanying consolidated financial statements for a complete discussion about the extent to which the Company uses fair value to measure assets and liabilities, the valuation methodologies used, and the impact on the Company’s consolidated financial statements.

Fair Value Option

Under the fair value accounting guidance, the Company has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at the fair value of the contract and thereafter, with changes in fair value recorded in current earnings. Effective March 18, 2013, the Company irrevocably elected to measure at fair value each newly originated residential mortgage loan in the P.R. portfolio classified as held for sale. By electing the fair value option, the loans are marked to market and unrealized gains and losses are included in the mark-to-market adjustment on loans held for sale, at fair value, within the non-interest income caption of the consolidated statements of operations. As of December 31, 2013, the carrying amount of loans held for sale, at fair value was $39.0 million.

Key Controls over Fair Value Measurement

The Company uses independent pricing services and brokers (collectively, “pricing vendors”) to obtain fair values (“vendor prices”) which are used to either record the price of an instrument or to corroborate internally developed prices.

The Company has a governance framework and a number of key controls that are intended to ensure that fair value measurements are appropriate and reliable. The Company’s governance framework provides for independent oversight and segregation of duties. The Company’s control process includes review and approval of new transaction types, price verification, and review of valuation judgments, methods, models, process controls and results.

Valuation of Trading Securities and Derivatives

The Company uses derivatives to manage its exposure to interest rate risk. Derivatives used as economic hedges are included in securities held for trading, either because they did not qualify for, or were not designated as, an accounting hedge. Securities held for trading include derivatives that are used as economic hedges for MSRs and the pipeline of loans held for sale. In addition, trading assets also include interest-only strips, which are instruments that can be contractually prepaid or otherwise settled in a way that the holder would not recover substantially all of its recorded investment.

The Company’s net gain (loss) on trading activities includes gains and losses, whether realized or unrealized, on securities accounted for as held for trading, including IOs, as well as various other derivative financial instruments, such as forward contracts or “to be announced” securities (“TBAs”), that the Company uses to manage its interest rate risk. Realized and unrealized gains and losses on securities held for trading and derivatives are reflected in non-interest income, within net gain (loss) on trading activities.

The fair values of the Company’s securities held for trading (other than IOs) are generally based on market prices obtained from market data sources. For instruments not traded on a recognized market, such as MBSs, the Company generally determines fair value by reference to quoted market prices for similar instruments. The fair values of derivative instruments are obtained using internal valuation models based on financial modeling tools and using market derived assumptions obtained from market data sources.

All derivatives are presented in the financial statements at fair value, taking into consideration the effects of legally enforceable master netting agreements that allow the Company to settle positive and negative positions and offset cash collateral held with the same counterparty on a net basis. Derivatives in a net asset position are reported as part of securities held for trading, while derivatives in a net liability position are reported as part of accrued expenses and other liabilities.

Mortgage Servicing Rights and Retained Interests

Gain or Loss on Mortgage Loan Sales

The Company sells or securitizes virtually all of the residential mortgage loans that it originates. Loans guaranteed or insured by the FHA/VA are generally classified as held for sale and securitized into GNMA mortgage-backed securities. After holding these securities for a period of time, usually less than one month, the Company sells these securities for cash through broker-dealers. Non-FHA/VA conforming conventional loans are generally sold directly to FNMA, FHLMC or institutional investors, or exchanged for FNMA or FHLMC-issued mortgage-backed securities which the Company also sells for cash through broker-dealers.

As part of its mortgage loan sale and securitization activities, the Company generally retains the right to service the mortgage loans it sells. The Company determines the gain on sale of a mortgage-backed security or loan pool by subtracting the carrying value, also known as the basis, of the underlying mortgage loans plus any costs to sell the loans from the proceeds received. The proceeds include cash and other retained interests received in the transaction (primarily MSRs), less any liabilities incurred (i.e., representations and warranty provisions). The amount of the gain on sale is therefore influenced by the value of the MSRs recorded at the time of sale.

If the Company maintains effective control over the financial assets transferred in exchange for cash or other consideration (other than retained interests), the Company accounts for the transfer as a secured borrowing (loan payable) with a pledge of collateral, rather than a sale.

Retained Interests

The Company routinely originates, securitizes and sells mortgage loans into the secondary market. The Company generally retains the mortgage servicing rights and, in the past, also retained interest-only strips. The Company’s interests that continue to be held (“retained interests”) are subject to prepayment and interest rate risk.

Mortgage Servicing Rights

MSRs are assets that represent the right to service mortgage loans for others. The Company recognizes MSRs when it retains servicing rights in connection with the sale or securitization of loans. The Company initially measures and subsequently carries its MSRs at fair value. MSRs entitle the Company to a future stream of cash flows based on the outstanding principal balance of the loans serviced and the contractual servicing fee. The fair value of MSRs is represented by the estimated present value of those cash flows (net of related servicing costs) expected to be received over the term of the loan. Annual servicing fees generally range between 25 and 50 basis points, less, in certain cases, any corresponding guarantee fee. In addition to the servicing fee, MSRs may entitle the Company, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties net of the appropriate expenses incurred for performing the servicing functions. In certain instances, the Company also services loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs.

MSRs are classified as servicing assets on the Company’s consolidated statements of financial condition. Any servicing liability recognized is included as part of accrued expenses and other liabilities. Changes in the fair value of MSRs are recorded in the consolidated statement of operations within net gain on loans securitized and sold and capitalization of mortgage servicing. Changes in the fair value of residential MSRs from period to period result from (1) changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions, mostly due to changes in interest rates and costs to service, including delinquency and foreclosure costs), and (2) other changes, representing changes due to the collection/realization of expected cash flows over time.

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

The fair value measurements of the MSRs use significant unobservable inputs and, accordingly, are classified as Level 3. The Company compares the results of its internal model to the results of third-party model software to assess reasonability of the internal model results.

The prepayment rate is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of the future net servicing income is the required rate of return investors in the market would expect for an asset with similar risk. To determine the discount rate, the Company considers the risk premium for uncertainties from servicing operations (e.g. possible changes in future servicing costs, ancillary income, and earnings on escrow accounts) and an adjustment for liquidity. Changes to the unpaid principal balance are driven by loans sold/capitalization, amortization/payoffs, and repurchases of delinquent loans. These assumptions, which are reviewed by senior management on a quarterly basis, can, and generally will, change from quarter-to-quarter as market conditions and projected interest rates change.

These assumptions are subjective in nature and changes in these assumptions could materially affect the Company’s operating results. This impact does not reflect any economic hedging strategies that may be undertaken to mitigate such risk.

For the year ended December 31, 2013, the fair value of the MSRs totaled to $98.9 million, which reflects a decline of $1.1 million when compared to December 31, 2012. The decline can primarily be attributed to a $1.9 million MSR sale during 2013.

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

Interest-Only Strips

In the past, the Company originated residential mortgage loans which were subsequently securitized and sold in the secondary market in the form of MBSs, and structured these transactions to create IOs. IOs entitle the Company to a future stream of cash flows based on the difference between the weighted average coupon (“WAC”) of the loans sold and the pass-through interest rate payable to the investors plus a contractual servicing fee.

IOs are classified as securities held for trading in the Company’s consolidated statements of financial condition. The Company initially measured and subsequently carries its IOs at fair value. Specifically, IOs are estimated as the present value of cash flows retained by the Company that are generated by the underlying fixed rate mortgages (as adjusted for prepayments) after subtracting the interest rate payable to the investor (adjusted for any embedded cap, if applicable).

To determine the fair value of its portfolio of variable IOs, the Company uses a discounted cash flow model that incorporates market driven assumptions regarding discount rates, mortgage prepayment rates and the implied forward rate curve. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayments expected to rise when long-term interest rates fall, reducing the amount of expected cash flows, and the opposite when long-term interest rate rise. The fair value measurements of the IOs use significant unobservable inputs and, accordingly, are classified as Level 3.

Through the life of the IO, the Company recognizes as interest income the excess of all estimated cash flows attributable to these IOs over their recorded balance using the effective yield method. The Company updates its estimates of expected cash flows quarterly and recognizes changes in calculated effective yield on a prospective basis. As of December 31, 2013, the carrying value of the IOs of $24.6 million is related to the $154.9 million of outstanding principal balance in mortgage loans sold to investors.

Mortgage Loan Repurchase Losses and Repurchase Liabilities

Estimated Recourse Obligation and Repurchase Liability

The Company sells mortgage loans to various parties, including (1) Government Sponsored Entities (“GSEs”), which include the mortgage loans in GSE-guaranteed mortgage securitizations, (2) special purpose entities that issue private label MBSs, and (3) other financial institutions that purchase mortgage loans for investment or private label securitization. In addition, the Company pools FHA/VA-guaranteed mortgage loans, which back securities guaranteed by GNMA. The agreements under which the Company sells mortgage loans and the insurance or guarantee agreements with the FHA and VA contain provisions that include various representations and warranties regarding origination and characteristics of the mortgage loans. Although the specific representations and warranties vary among different sales, insurance, or guarantee agreements, they typically cover ownership of the loan, compliance with loan criteria set forth in the applicable agreement, validity of the lien securing the loan, absence of delinquent taxes or liens against the property securing the loan, compliance with applicable origination laws, and other matters.

In the past, the Company sold mortgage loans and MBSs subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period of time or up to a certain percentage of the total amount in loans sold. The Company estimates the fair value of the retained recourse obligation or any liability incurred at the time of sale and includes such obligation with the net proceeds from the sale, resulting in a lower gain on sale recognition. The Company estimates the fair value of its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for the expectation of changes in portfolio behavior and market environment.

In connection with the Company’s sales of mortgage loans other than recourse agreements, the Company entered into agreements containing varying representations and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan’s compliance with any applicable loan criteria established by the purchaser, including underwriting guidelines and the ongoing existence of mortgage insurance, and the loan’s compliance with applicable federal, state, and local laws. The Company may be required to repurchase the mortgage loan, indemnify the securitization trust, investor or insurer, or reimburse the securitization trust, investor, or insurer for credit losses incurred on the loan in the event of a material breach of contractual representations or warranties that is not remedied within a specified period of time (usually 90 days) after the Company receives notice of the breach.

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

The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the representations and warranties given and considers a variety of factors. Depending on the counterparty, these factors include actual defaults, estimated future defaults, historical loss experience, estimated home prices, other economic conditions, the estimated probability that the Company will receive a repurchase request, including consideration of whether presentation thresholds will be met, the number of payments made by the borrower prior to default, estimated probability that the Company will be required to repurchase a loan, and the experience with and behavior of the counterparty. It also considers bulk settlements, as appropriate. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of the Company’s liability.

The provision for representations and warranties may vary significantly each period as the methodology used to estimate the expense continues to be refined based on the level and type of repurchase requests presented, defects identified, the latest experience gained on repurchase requests and other relevant facts and circumstances.

The mortgage loan repurchase liability at December 31, 2013 represents the Company’s best estimate of the probable loss that it may incur for various representations and warranties in the contractual provisions of its sales of mortgage loans. Because the level of mortgage loan repurchase losses are dependent on economic factors, investor demand strategies and other external conditions that may change over the life of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgement. The Company manages the risk associated with potential repurchases or other forms of settlement through its underwriting and quality assurance practices, and by servicing mortgage loans to meet investor and secondary market standards.

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

In matters in which a loss is probable or reasonably possible in future periods, whether in excess of a related accrued liability or where there is no accrued liability, the Company is able to estimate a range of possible losses. In determining whether it is possible to provide an estimate of loss or range of possible losses, the Company reviews and evaluates its material litigation and regulatory matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. These may include information learned through the discovery process, rulings on dispositive motions, settlement discussions, and other rulings by courts, arbitrators or others. In cases in which the Company possesses sufficient information to develop an estimate of loss or range of possible losses, that estimate is aggregated and disclosed in the notes to the consolidated financial statements. For other disclosed matters for which a loss is probable or reasonably possible, such an estimate is not possible. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, the estimated range of possible losses represents what the Company believes to be an estimate of possible losses only for certain matters meeting these criteria. It does not represent the Company’s maximum loss exposure.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Net interest income for the years 2013, 2012 and 2011, was $226.3 million, $220.5 million and $188.9 million, respectively.

2013 compared to 2012 — Total interest income for the years ended December 31, 2013 and 2012 was $360.6 million and $368.5 million, respectively. Interest income decreased by $7.9 million, resulting from a 14 basis points decrease in yield for the year ended December 31, 2013 compared to the corresponding 2012 period, mostly attributable to:

•

a decrease of $5.3 million, resulting from a 21 basis points decrease in yield in the interest income on Agency MBS as the average balance of these securities decreased by $248.7 million due to pay downs and sales during 2013;

•

a decrease of $24.7 million, resulting from a 36 basis points decrease in yield in the interest income on residential mortgage loans together with a decrease in the average balance of $241.5 million and an increase in non-accrual loans for which interest income was reversed;

•	a decrease of $2.3 million in interest income on commercial & industrial loans mostly related to an increase in Puerto Rico non-accrual loans for which interest income was reversed;

•

these decreases were partially offset by increases in: (i) interest income on construction & land loans of $15.2 million as a result of an average balance increase of $108.2 million in the U.S. portfolio; and (ii) interest income on commercial real estate loans of $9.7 million as a result of an increase of $134.5 million in the average balance mostly related to the U.S. portfolio.

While total average earning assets increased by $61.4 million, the yield on these assets decreased by 14 basis points, from 4.93% as of December 31, 2012 to 4.79% as of December 31, 2013.

Total interest expense for the years ended December 31, 2013 and 2012 was $134.4 million and $148.0 million, respectively. Interest expense decreased by approximately $13.6 million, resulting from a 24 basis points decrease in average rates for the year ended December 31, 2013 compared to the corresponding 2012 period, mostly as a result of:

•

a decrease in interest expense on brokered deposits of $15.6 million, resulting from a 44 basis points decrease in average rates. The average balance of these deposits decreased by $384.2 million as Doral has elected to cancel $354.3 million in callable brokered certificates of deposit and has elected to replace maturing longer term certificates of deposit with like products for like terms at lower rates;

•

a decrease in interest expense on securities sold under agreements to repurchase of $6.0 million, resulting from a 5 basis points increase in average rates, offset by our having cancelled approximately $189.5 million in securities sold under agreements to repurchase agreements prior to maturity and elected not to replace maturing agreements during 2013. As of December 31, 2013, the Company did not have any of these agreements outstanding;

•

a decrease of $3.5 million, resulting from a 31 basis points decrease in average rates in the interest expense on advances from the FHLB. The average balance on the advances decreased by $208.5 million during 2013, as Doral elected to cancel approximately $220.0 million in advances from the FHLB before maturity;

•

these decreases were partially offset by an increase of $4.5 million in interest expense on notes payable, related to the issuance of approximately $582.0 million in collateralized loan obligations during the latter half of 2012 and the early cancellation of approximately $3.0 million in notes payable.

Total interest bearing liabilities increased by $164.1 million; while the cost of such liabilities decreased by 24 basis points from 2.17% as of December 31, 2012, to 1.93% as of December 31, 2013.

2012 compared to 2011 — Total interest income for the years ended December 31, 2012 and 2011 was $368.5 million and $367.6 million, respectively. Interest income increased by $0.9 million for the year ended December 31, 2012 compared to the corresponding 2011 period. Significant variances impacting interest income for the year ended December 31, 2012 when compared to the corresponding 2011 period are as follows:

An increase of $19.2 million in interest income on loans due to:

•

A positive variance in interest income on commercial & industrial loans of $24.3 million, primarily due to an increase in the average balance of these loans of $409.9 million during 2012 as a result of the growth in the U.S. syndicated loan portfolio, partially offset by a decrease of $14.6 million in interest income on residential loans primarily due to a reduction in the average balance of $295.6 million for the year ended December 31, 2012 compared to the same period in 2011 and the effect of new non-performing loans.

•	An increase of $10.0 million in interest income on commercial real estate loans as a result of an increase in the average balance of $236.8 million during 2012.

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

•

An increase of $4.1 million in interest expense on notes payable related to the net increase of $199.6 million in the average balance of notes payable resulting from $331.0 million in debt issued to third parties by Doral CLO II, Ltd. in 2012 at a rate of 3-month LIBOR plus a spread that ranges from 1.47% to 2.50% and $251.0 million of debt issued to third parties by Doral CLO III, Ltd. at a rate of 3-month LIBOR plus a spread that ranges from 1.45% to 3.25%.

•

An increase of $1.1 million in interest expense on advances from FHLB resulting from an increase in the average balance of advances from FHLB of $60.2 million and a decrease of 7 basis points in average cost during 2012 primarily due to the strategic restructuring of Doral’s FHLB borrowings during the first and second quarters of 2011 to increase term to maturity and reduce rates.

•

A slight decrease in interest expense on loans payable directly related to a reduction of $18.5 million in the average balance of loans payable as a result of the normal repayment of borrowings, despite an increase of 11 basis points in the average cost on loans payable during 2012 when compared to the corresponding 2011 period. This can be traced to an uptick in LIBOR rates, which reflects the re-pricing nature of most of the Company’s loans payable, which are floating rate notes indexed to the 3-month LIBOR.

The following table presents Doral Financial’s average balance sheet summary, interest income and expense and other related information for the years indicated. The table does not reflect any effect from income taxes. Average balances are based on weighted average daily balances.

Table A — Average Balance Sheet and Summary of Net Interest Income

	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS:
Interest-earning assets:
Held for trading securities	$91,611	$6,976	7.62%	$96,651	$7,843	8.12%	$82,108	$7,864	9.58%
Available for sale securities:
US obligations	45,399	48	0.11%	45,112	50	0.11%	89,070	151	0.17%
CMO agencies	4,649	197	4.23%	18,582	256	1.38%	146,338	4,720	3.23%
Agency MBS	184,267	3,275	1.78%	432,981	8,619	1.99%	729,242	20,670	2.83%
Other and private securities	26,823	837	3.12%	33,766	1,424	4.22%	26,960	2,681	9.94%

Total available for sale securities	261,138	4,357	1.67%	530,441	10,349	1.95%	991,610	28,222	2.85%
Total loans held for sale	424,620	13,240	3.12%	344,707	10,083	2.92%	289,909	9,241	3.19%
Loans receivable
Consumer:
Residential(1)	3,058,313	161,698	5.29%	3,299,792	186,379	5.65%	3,595,373	200,961	5.59%
Consumer	21,673	4,694	21.66%	30,615	6,278	20.51%	48,855	7,135	14.61%

	3,079,986	166,392	5.40%	3,330,407	192,657	5.78%	3,644,228	208,096	5.71%
Commercial:
Commercial real estate	1,118,118	60,894	5.45%	983,612	51,193	5.20%	746,833	41,179	5.51%
Commercial and industrial	1,570,738	80,377	5.12%	1,404,414	82,627	5.88%	994,528	58,316	5.86%
Construction and land	464,657	25,005	5.38%	356,421	9,833	2.76%	317,913	10,387	3.27%

	3,153,513	166,276	5.27%	2,744,447	143,653	5.23%	2,059,274	109,882	5.34%

Total loans	6,658,119	345,908	5.20%	6,419,561	346,393	5.40%	5,993,411	327,219	5.46%
Other interest-earning assets	520,815	3,384	0.65%	423,598	3,892	0.92%	499,933	4,312	0.86%

Total interest-earning assets/interest income	7,531,683	$360,625	4.79%	7,470,251	$368,477	4.93%	7,567,062	$367,617	4.86%

Total non-interest-earning assets	962,300			788,063			693,881

Total assets	$8,493,983			$8,258,314			$8,260,943

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Deposits:
Interest bearing deposits	$2,773,274	$26,383	0.95%	$2,116,038	$19,612	0.93%	$1,920,111	$26,268	1.37%
Brokered deposits	1,737,190	28,154	1.62%	2,121,389	43,774	2.06%	2,226,827	62,018	2.79%

Total deposits	4,510,464	54,537	1.21%	4,237,427	63,386	1.50%	4,146,938	88,286	2.13%
Securities sold under agreements to repurchase	152,578	4,143	2.72%	379,402	10,120	2.67%	733,185	21,119	2.88%
Advances from FHLB	1,003,059	34,746	3.46%	1,211,532	38,202	3.15%	1,151,314	37,129	3.22%
Notes payable	1,038,544	34,886	3.36%	710,302	30,356	4.27%	510,716	26,224	5.13%
Loans payable	275,082	6,054	2.20%	276,950	5,888	2.13%	295,490	5,964	2.02%

Total interest-bearing liabilities/interest expense	6,979,727	$134,366	1.93%	6,815,613	$147,952	2.17%	6,837,643	$178,722	2.61%

Non-interest bearing deposits	359,129			324,274			296,029
Other non-interest bearing liabilities	340,615			298,036			269,820

Total non-interest-bearing liabilities	699,744			622,310			565,849

Total liabilities	7,679,471			7,437,923			7,403,492
Stockholders’ equity	814,512			820,391			857,451

Total liabilities and stockholders’ equity	$8,493,983			$8,258,314			$8,260,943

Net interest-earning assets	$551,956			$654,638			$729,419

Net interest income on a non-taxable equivalent basis		$226,259			$220,525			$188,895

Interest rate spread(2)			2.86%			2.76%			2.25%
Interest rate margin(3)			3.00%			2.95%			2.50%
Net interest-earning assets ratio(4)			107.91%			109.60%			110.67%

(1)

Average loan balances include the average balance of non-accruing loans, on which interest income is recognized when collected. Also, includes the average balance of GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Interest rate spread is the difference between Doral Financial’s weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities.

(3)	Interest rate margin is net interest income as a percentage of average interest-earning assets.

(4)	Net interest-earning assets ratio is average interest-earning assets as a percentage of average interest-bearing liabilities.

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

Table B—Net Interest Income Variance Analysis

	2013 Compared to 2012			2012 Compared to 2011
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income Variance
Held for trading securities	$(398)	$(469)	$(867)	$1,277	$(1,298)	$(21)
Available for sale securities:
US obligations	(2)	—	(2)	(59)	(42)	(101)
CMO agencies	(298)	239	(59)	(2,696)	(1,768)	(4,464)
Agency MBS	(4,515)	(829)	(5,344)	(6,963)	(5,088)	(12,051)
Other and private securities	(259)	(328)	(587)	557	(1,814)	(1,257)

Total available for sale securities	(5,074)	(918)	(5,992)	(9,161)	(8,712)	(17,873)
Total loans held for sale	2,437	720	3,157	1,663	(821)	842
Loans receivable
Consumer:
Residential	(13,194)	(11,487)	(24,681)	(16,714)	2,132	(14,582)
Consumer	(1,920)	336	(1,584)	(3,181)	2,324	(857)

	(15,114)	(11,151)	(26,265)	(19,895)	4,456	(15,439)
Commercial:
Commercial real estate	7,178	2,523	9,701	12,437	(2,423)	10,014
Commercial and industrial	9,131	(11,381)	(2,250)	24,111	200	24,311
Construction and land	3,677	11,495	15,172	1,175	(1,729)	(554)

	19,986	2,637	22,623	37,723	(3,952)	33,771
Total loans	7,309	(7,794)	(485)	19,491	(317)	19,174
Other interest-earning assets	781	(1,289)	(508)	(700)	280	(420)

Total Interest Income Variance	$2,618	$(10,470)	$(7,852)	$10,907	$(10,047)	$860

Interest Expense Variance
Deposits:
Interest bearing deposits	$6,333	$438	$6,771	$2,469	$(9,125)	$(6,656)
Brokered deposits	(7,167)	(8,453)	(15,620)	(2,796)	(15,448)	(18,244)

Total deposits	(834)	(8,015)	(8,849)	(327)	(24,573)	(24,900)
Repurchase agreements	(6,163)	186	(5,977)	(9,555)	(1,444)	(10,999)
Advances from FHLB	(6,977)	3,521	(3,456)	1,897	(824)	1,073
Notes payable	11,948	(7,418)	4,530	9,039	(4,907)	4,132
Loans payable	(38)	204	166	(389)	313	(76)

Total Interest Expense Variance	$(2,064)	$(11,522)	$(13,586)	$665	$(31,435)	$(30,770)

Net Interest Income Variance	$4,682	$1,052	$5,734	$10,242	$21,388	$31,630

Average interest-earning assets remained the same at $7.5 billion for the years ended December 31, 2013 and 2012, while for the same periods the average interest-bearing liabilities increased from $6.8 billion to $7.0 billion. Net interest margin saw a 5 basis point improvement from 2.95% for the year ended December 31, 2012 to 3.00% for the corresponding 2013 period.

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

Provision for Loan and Lease Losses

The PLLL is charged to earnings to set the ALLL to a level estimated appropriate by management, considering all losses inherent in the portfolio and based on the Company’s historical loss experience, current delinquency rates, known and inherent risks in the loan portfolio, individual assessment of significant impaired loans, the estimated value of the underlying collateral or discounted expected cash flows, and an assessment of current economic conditions and emerging risks. A significant majority of the PLLL relates to loans extended to borrowers domiciled in PR, as the US loan portfolio has historically experienced limited credit losses and the expectation is for continued strength in the US commercial market where the Company extends credit. While management believes that the current ALLL is maintained at an appropriate level, future additions to the allowance may be necessary if economic conditions change or if credit losses increase significantly from those estimated by the Company in determining the ALLL. Unanticipated increases in the ALLL could materially affect the Company’s net income in future periods.

2013 compared to 2012 — The Company’s PLLL for the year ended December 31, 2013 totaled $73.6 million, compared to $176.1 million for the year ended December 31, 2012, representing a decrease of $102.5 million, or 58.2%. This decrease can be attributed to the fact that the PLLL returned to more normalized levels for 2013 when compared to the substantial PLLL taken in 2012, which reflected significant enhancements made to the ALLL model during the first quarter of 2012 in light of the continued deterioration of the P.R. economy and the uncertain regulatory environment at the time. Please refer to the discussion of the 2012 PLLL that follows for a detailed description of the enhancements made and their effect on the PLLL.

The PLLL by loan type for the year ended December 31, 2013 is described below:

•

Non-FHA/VA residential mortgage — The PLLL for residential mortgage loans for the year ended December 31, 2013 totaled $32.1 million, compared to the $112.2 million for the year ended December 31, 2012, representing a decrease of $80.1 million, or 71.4%. The decrease in the PLLL included a $31.0 million decrease associated with the decline in residential mortgage charge-offs in 2013 when compared to the prior year, as 2012 was the first year in which the Company began fully charging off loans greater than five years delinquent. The lower PLLL also reflects the application of the Company’s experience with collateral valuation changes over the prior eight quarters in determining the allowance for collateral dependent loans, which had stabilized over that period after the initial impact of updating collateral in 2012 was completed. The Company significantly improved its appraisal tracking and review process, and its list of approved appraisers in Puerto Rico during 2012 enabling compliance with maintaining current collateral value. Approximately $9.9 million of the decrease can be attributed to the adjustment of assumed foreclosure probability for loans delinquent greater than one year to 100% during 2012 related to changes in foreclosure practices and uncertainty around their effect. Concerted loss mitigation efforts in 2013 have resulted in delinquent loans being migrated into foreclosure or otherwise resolved in a timelier manner. Approximately $8.9 million of the decrease can be attributed to certain emerging risks judged as not captured in the ALLL model related to economic uncertainty in early 2012. Approximately $19.8 million in PLLL taken in 2012 reflected model enhancements made during the first quarter of 2012 reflecting judgments that were not expected to have an equal residual impact in 2013. Please refer to the 2012 versus 2011 discussion subsequent to this section for details on the 2012 enhancements to the ALLL model. In addition, in the third quarter of 2012 the Company created an emerging risk reserve of approximately $7.0 million against worse than estimated deterioration in the performance of residential modified loans. This was done in the context of deteriorating economic conditions in Puerto Rico as well as upcoming payment resets for many modified loans during the successive two quarters due to the high volume of modifications executed in the similar period in 2010. A significant portion of this potential additional performance decline was observed in the fourth quarter of 2012, resulting in a release of $4.0 million of this reserve against somewhat higher related defaults. The remaining potential performance decline was exhausted in the first quarter of 2013, resulting in release of the remaining $3.0 million of this emerging risk reserve and alignment of performance expectations with the model methodology. Additionally, the residential mortgage loan portfolio (excluding FHA/VA loans) decreased by $217.2 million (from $3.1 billion as of December 31, 2012 to $2.9 billion as of December 31, 2013), resulting in a $12.8 million decrease in the required allowance for such loans as of December 31, 2013.

The PLLL for 2013 was comprised mainly of a partial replenishment of the $47.9 million in charge-offs that were taken during the year.

•

Commercial real estate — The PLLL for commercial real estate loans for the year ended December 31, 2013 totaled $21.2 million, compared to the $35.2 million for the year ended December 31, 2012, representing a decrease of $14.0 million, or 39.8%. The decrease in the PLLL was partially due to a $5.8 million decrease in commercial real estate charge-offs in 2013 when compared to the prior year. It should be noted that the Company has a mature run-off commercial portfolio with essentially no new originations over a number of years, whereby impaired loans are identified, reduced to net realizable value per accounting guidance, and, thus, are assumed to have very low levels of remaining unrealized losses. Therefore, charge-offs may not be replenished on a dollar-for-dollar basis. Additionally, $3.8 million of the decrease can be attributed to a the first quarter of 2012 adjustment to the pricing index used at the time to estimate the value of properties collateralizing the Company’s commercial real estate portfolio in P.R. Use of the index was phased out by the end of 2012 as the Company became current on collateral valuation in accordance with its policy. Also contributing to the year-over-year decrease was $3.0 million previously provided for losses on commercial real estate loans related to an emerging risk reserve for valuations that had not yet been received.

The PLLL for 2013 was comprised of $21.2 million resulting from updated valuations on properties collateralizing newly delinquent loans, and from the deterioration in borrowers’ ability to timely service their debt. Another $3.0 million of the 2013 PLLL resulted from certain upward revisions in default rate estimates and an increase in the population of commercial real estate TDRs. These amounts were partially offset by a $3.0 million decrease due to payoff and other reduction in the commercial real estate portfolio carrying value.

•

Construction & land — The PLLL for construction & land loans for the year ended December 31, 2013 totaled $14.7 million, compared to $23.7 million for the year ended December 31, 2012, representing a decrease of $9.1 million, or 37.8%. The decrease in the PLLL was primarily due to a $25.7 million decrease in construction & land charge-offs in 2013 when compared to the prior year. The Company has a mature run-off construction & land portfolio, whereby impaired loans are identified, reduced to net realizable value per accounting guidance and, thus, are assumed to have very low remaining unrealized losses. Therefore, charge-offs may not be replenished on a dollar-for-dollar basis.

The PLLL for 2013 was comprised of $11.7 million resulting from updated valuations on properties collateralizing newly delinquent loans. Another $2.8 million of the 2013 PLLL was due to a $363.8 million increase in the U.S. construction & land portfolio, resulting in an increase in the related allowance.

Refer to the Credit Risk section on this Annual Report on Form 10-K for additional information regarding the ALLL.

2012 compared to 2011—The Company’s PLLL for the year ended December 31, 2012 totaled $176.1 million, compared to $67.5 million for the year ended December 31, 2011, representing an increase of $108.6 million, or 160.9%. During 2012, management undertook an effort to review the assumptions and modeling underlying its ALLL valuation and align the Company’s estimate with a more conservative view of future loan performance reflective of the uncertain economic and regulatory environments in which the Company operates. The 2012 PLLL, in general, reflects this more conservative view, as well as the receipt of new valuations on properties collateralizing previously defaulted loans or loans defaulting in the current year, and the increase in NPLs, particularly in the residential mortgage loan portfolio. The resulting changes in estimates are captured in the 2012 ALLL and corresponding provision, and are described in greater detail following the discussion of the 2012 PLLL by loan type.

The PLLL by loan type for the year ended December 31, 2012 is described below:

•

Residential mortgage loans — The PLLL for residential mortgage loans for the year ended December 31, 2012 totaled $112.2 million, compared to $31.6 million for 2011, representing an increase of $80.6 million, or 255.1%. The significant increase in the 2012 PLLL mainly resulted from adopting a more conservative outlook reflective of the uncertain economic and regulatory environments that became apparent during that reporting period. For the year ended December 31, 2012, the PLLL included the following: $9.9 million from an increased estimate of delinquent residential mortgage loans moving through foreclosure and into OREO; $13.5 million related to adjusting factors considered in estimating expected losses; $7.7 million related to increasing the estimate of cumulative recidivism for modified loans; $2.7 million related to decreasing the estimated rate at which modified loans will be expected to perform in the future; $3.0 million related to increasing the probability of a performing loan defaulting; and $22.6 million related to charge-offs of the full principal balance of all loans that were 5 years or more past due. The 2012 PLLL also included $32.9 million resulting from new valuations of properties collateralizing loans 180 days or more past due, reflecting deterioration in property values since the loan was originally made or, for those loans delinquent more than a year, since prior collateral valuation. TDRs executed during the year accounted for $10.2 million of the 2012 PLLL, and $5.7 million can be attributed to losses experienced as properties moved to OREO. Finally, $9.4 million of the 2012 PLLL resulted from a net increase in the level of non-performing loans during the year.

•

Commercial real estate — The PLLL for commercial real estate loans for the year ended December 31, 2012 totaled $35.2 million, compared to $5.7 million for 2011, representing an increase of $29.5 million, or 520.0%. Approximately $25.8 million of the 2012 PLLL resulted from new valuations of properties collateralizing delinquent loans, and $4.4 million from deterioration in the estimate of amounts the Company would collect on the foreclosure and monetization of properties collateralizing the portion of loans expected to default. Another $3.7 million of the 2012 PLLL resulted from deterioration in borrowers’ ability to timely service their debt, and $1.4 million from additional potential losses related to loans specifically evaluated for impairment.

•

Construction & land — The PLLL for construction & land loans remained steady for the years ended December 31, 2012 and 2011, totaling $23.7 million and $23.8 million, respectively. Approximately $21.0 of the 2012 PLLL resulted from new valuations of properties collateralizing delinquent loans, and $2.8 million resulted from a decrease in the loan portfolio’s payment performance.

In the first quarter of 2012, the Company enhanced its ALLL model, in light of working through examinations with the FRBNY and FDIC, in addition to management’s own judgment as to the continuing deterioration of the PR economy and uncertain regulatory environment at the time. These enhancements reflected the incorporation of a continued deterioration in the economic environment in PR based upon a determination that an expected recovery would no longer occur in the near term and a changing loan portfolio and resulted in an increased ALLL. The PR economy entered a recession in 2006 and by the first quarter of 2012 had contracted almost 12% from the peak. Furthermore, the exodus of young educated and talented adults from PR and the decrease in the rate of family formation was accelerating and further damaging performance of the Company’s mortgage loan portfolio, and reducing the likelihood of a recovery of the PR economy in the near term. Additionally, the volume of foreclosure activity was increasing, as the three FDIC assisted transactions in PR two years earlier had reached their loss sharing caps and, as a result of exhaustion of the FDIC assistance, more defaults occurred, further threatening future real estate valuations in PR. Also, by early 2012 management determined that the length and lengthening of the foreclosure process in PR and relative lack of PR certified appraisers in face of the FDIC’s demand of specified appraisals procedures for all banks in PR during 2011 meant that the Company experienced difficulty in obtaining appraisals for its collateral dependent loans in a timely manner. Furthermore, the appraisals obtained were less reliable as to valuation due to market uncertainty and in some cases the dearth of comparable transactions. In consideration of the weight of this accumulation of facts in a stressed economic environment, management concluded that it was unlikely the PR economy would strengthen in the foreseeable future, and that the ALLL model should be enhanced to reflect that expectation.

Prior to 2012, the Company believed it was reasonable to assume that the PR economy would recover and begin to grow through the end of 2011, consistent with forecasts by various third parties. These forecasts were corroborated by internal data supporting a slowdown in the decrease of subsequent loan valuations, as well a stabilization of delinquency and default rates, which were interpreted as evidence of reaching a “floor”. Two circumstances served as a catalyst for management’s re-evaluation of the previous general economic view. First, as described in the preceding paragraph, the bank regulatory agencies became extremely critical about the condition of the PR economy and outlook after the resolution of the three institutions in PR at an estimated cost to the FDIC’s Deposit Insurance Fund of more than $5 billion. Second, the Company and PR Bankers Association commissioned an independent market study by an independent third party (the “Land Study”), to more accurately determine the devaluation rate of undeveloped land in Puerto Rico, the absorption rate of existing housing stock, and the effect the absorption rate would have on future development and thus land valuations. A draft of the report was first made available to the Company for comment at the end of March 2012. The report concluded that real estate values had begun to deteriorate more rapidly than previously thought and the effect of banks foreclosing on defaulted loans, creating an oversupply of properties on the market, was difficult to estimate. These findings prompted the Company to review all collateral-valuation-related assumptions made as part of the ALLL model.

As part of the review process, the Company adopted the following changes:

•

The definition of “Default”, embedded within the allowance model for the residential portfolio, was modified from 9 payments or more past due (“9+ PPD”) to 6 payments or more past due (“6+ PPD”). Management determined that the newly developed circumstances would drastically impact borrower payment performance and the overall credit quality of the portfolio; specifically, the likelihood of recovery from delinquency states more severe than six months would decline. In light of the new information, under a stressed economic environment, management believed that default (i.e. an unrecoverable delinquency state) would occur even sooner in the life of the loan. The Probability of Default (“PD”), Cumulative Default Rate (“CDR”), and Adjustment Factor (“AF”, now referred to as the “REO Rate”) assumptions are modeled to this default definition. This modification increased the PLLL by $0.3 million, at the time of change.

•

For the first quarter of 2012, the expectation that severely delinquent residential mortgage loans (greater than 1 year past due) would migrate to foreclosure was adjusted to a probability of 100.0% as of March 31, 2012. Prior to the change, management understood that the AF in use was a reasonable proxy of future behavior, since it was based on the historical outcomes of its loan portfolio, and no additional risks had been identified in the loan portfolio at the time. As part of the first quarter 2012 governance process over the ALLL, additional information came to management’s attention which suggested a different economic outcome than expected at the end of 2011 that would significantly impact borrower payment performance and the overall credit quality of the portfolio. Furthermore, a large increase in the volume of foreclosure activity in PR resulted in a significant backlog in the courts, thereby lengthening the foreclosure cycle and pace of the Company obtaining title to the underlying collateral so that it could be monetized via OREO sale. Management thus implemented an assumption that all severely delinquent loans would ultimately enter foreclosure. This model enhancement increased the PLLL by $9.9 million, at the time of change.

•

For the first quarter of 2012, the allowance model was enhanced to place greater emphasis on more recent experience in determining PDs. The prior approach used a weighted average of default rates for non-TDR performing loans for all months dating back to 2004. Given the deterioration in default experience at the time, the weighted average was modified to only consider the most recent 30 months of default rates, given the continued deterioration of the PR economy in order, to estimate behavior based on this continued recessionary environment. This modification increased the PLLL by approximately $3.0 million, at the time of change.

•

For the first quarter of 2012, the ALLL model was enhanced to incorporate a 3% disposition cost in determining the Loss Given Default (“LGD”) for residential mortgage loans. This enhancement resulted in an increase of the LGD from 24.19% to 25.35% as of March 31, 2012. This modification increased the PLLL by approximately $1.1 million, at the time of change.

•

Given the additional information that came to management’s attention during the first quarter of 2012 which suggested a different economic outcome than expected at the end of 2011 that would significantly impact borrower payment performance and the overall credit quality of the loan portfolio, the (voluntary) prepayment speed assumption was reduced from 8% to 6%. The effect was an increase to the PLLL of approximately $3.9 million, at the time of change.

•

Prior to the first quarter of 2012, the CDR was derived from the actual migration of modified loans to defaulted status since October 2007. During the first quarter of 2012, management increased the calculated CDR as of March 31, 2012 by 15% (from 27.16% to 31.24%). Management determined that stressing the CDR assumption would better capture the portfolio performance under prolonged recessionary conditions, as these were the conditions expected for the foreseeable future according to new information. This enhancement increased the PLLL by approximately $7.7 million, at the time of change.

•

For the first quarter of 2012, the Performance Reset Rate (“PRR”) for TDRs was reduced from 58.04% to 50.00% as of March 31, 2012, to reflect observed performance to-date and adjusting for expected performance deterioration in the TDR portfolio. Prior to the change, the PRR was derived from actual performance data for TDRs that had met their reset date. As part of the first quarter 2012 governance process over the ALLL, additional information triggered the re-assessment of the calculated PRR, which ultimately led to its reduction and, in turn, higher loss factors for TDRs. Additionally, approximately 61% of the TDR portfolio had reached their first reset payment by February 2012. This represented a 23% increase in the population when compared to the previous period. This new information provided a new perspective on 2011 TDRs expected to reset in 2012 which suggested the need for additional reserves in the portfolio. This enhancement increased the PLLL by approximately $2.8 million, at the time of change.

•

Prior to the first quarter of 2012, the Company carried all residential mortgage loans delinquent 180 days or more at their fair value, less cost-to-sell. Management’s charge-off policy for severely delinquent loans recognized that, although difficult, it was possible to foreclose on such assets. During the first quarter of 2012, management concluded that a sustained difficulty collecting on all loans in excess of five years delinquent continued to add pressure to their ultimate collectability and, thus, their qualification as a bankable asset (i.e. implying they might very well have no collectable value). Furthermore, as previously noted, PR was showing no signs of an economic turnaround and foreclosure proceedings were moving at an extremely slow pace, in part due to the effect of homeowner protection laws enacted in late 2011. As the Company’s accounting treatment prior to the change provided for charge-offs to reduce the recorded balance to fair value based solely on the value of the underlying collateral, less cost-to-sell, the Company determined it should reduce the carrying value of such severely delinquent loans to zero and, therefore, most of the charge-offs resulting from the change flowed through the provision for the first quarter of 2012. This change related to loans delinquent five years or greater increased the PLLL by approximately $22.6 million, at the time of change.

•

For the first quarter of 2012, the Company incorporated an enhancement to the ALLL model to account for emerging risks to the Company that were not being considered within the model, but were nonetheless believed to be inherent within the portfolio, given the aforementioned factors that emerged during the first quarter of 2012. As a result of this enhancement, the PLLL increased by approximately $8.9 million, at the time of change.

•

The impact of the previously described Land Study resulted in a reserve adjustment specific to undeveloped land loans of $7.3 million for the first quarter of 2012. In addition, the Land Study provided a basis to adjust CRE values in order to estimate fair value, less cost to sell, when current valuations were not available. This resulted in an increase in loss reserves from the Company’s specific reserve analysis for other real estate collateralized loans of $20.0 million for 2012.

The impact of the aforementioned modifications to reflect emerging market conditions at the time, and the model enhancements to better reflect the Company’s understanding of loan performance, resulted in a provision of approximately $88.3 million for the year ended December 31, 2012.

2011 compared to 2010 — The Company’s PLLL for the year ended December 31, 2011 decreased by $31.5 million, or 31.8%, to $67.5 million compared to $99.0 million for 2010. The decrease in the PLLL in 2011 resulted from decreases in reserve requirements for all loan types, but mainly in the commercial real estate portfolio. Refer to the discussions under Credit Risk for further analysis of the ALLL and NPLs and related ratios.

•

The PLLL for the commercial real estate portfolio decreased by $19.2 million for the year ended December 31, 2011, when compared to the corresponding 2010 period, due to the decrease in the rate of credit quality deterioration. In 2010, the amount of non-performing commercial real estate loans increased $64.0 million, reflecting adverse portfolio performance in a year the P.R. gross domestic product decreased 3.8%. One loan in the amount of approximately $38.0 million which became non-performing in 2010, accounts for approximately $9.0 million of the year over year variance. In 2011, the amount of non-performing commercial real estate loans decreased $25.5 million, reflecting significantly less decline in quality in the year.

•

The lower PLLL for residential mortgage loans resulted from lower charge-offs in 2011 ($29.7 million in 2011, compared to $31.0 million in 2010) offset in part by reserves required to reflect the increase in non-performing residential loan balances up $17.8 million in 2011.

•

The PLLL for the construction & land loan portfolio decreased $2.7 million during 2011. The decrease is mainly due to a charge-off of $12.6 million that the Company recorded when transferring certain construction loans to loans held for sale before subsequently being sold during 2010. During 2011 the Company’s construction & land NPLs decreased by $53.9 million; however, the Company recorded a provision of $23.8 million during 2011, largely resulting from updated valuations of existing impaired loans.

•

The provision for the other consumer loan portfolio and the commercial & industrial loan portfolio reflected decreases of $3.7 million and $2.0 million, respectively in 2011 compared to 2010. The decrease in the provision for the consumer loan portfolio was due to the run-off of the portfolio and better collection efforts. For commercial & industrial loans the reduction is the result of stabilizing credit quality in the portfolio as NPLs increased only approximately $32,000 during 2011, and net charge-offs declined $2.7 million.

2010 compared to 2009 — The Company’s PLLL for the year ended December 31, 2010 increased by $45.3 million, or 84.4%, to $99.0 million compared to $53.7 million for 2009. The higher PLLL in 2010 was driven by increases in the provision for residential, commercial real estate and construction and land portfolios. Refer to the discussions under Credit Risk for further analysis of the ALLL and NPLs and related ratios.

•

The PLLL for the residential mortgage portfolio increased by $12.3 million, or 52.9%, from $23.2 million for 2009 to $35.5 million for the year ended December 31, 2010. The higher provision for residential mortgage loans was driven by the level of loan modifications considered TDRs and for which a temporary interest reduction was granted. These TDRs are measured individually for impairment based on the discounted cash flow method. The use of the discounted cash flow method resulted in higher levels of allowance when compared with the general reserve, depending on the level of concession granted. The increase in the PLLL on residential mortgage loans was driven by: (i) an increase of $6.8 million due to TDRs individually evaluated for impairment; (ii) an increase of $3.0 million related to the impact of net charge-offs on the ALLL; (iii) $6.3 million due to transfers of foreclosed loans to OREO; and this was partially offset by $3.8 million due to delinquency improvement.

•

The PLLL for the commercial real estate portfolio increased by $25.5 million for the year ended December 31, 2010, when compared to the corresponding 2009 period due to (i) a $4.5 million provision related to a reduction in the threshold for individually evaluating impaired loans from $1.0 million to $50,000, (ii) an $8.4 million provision due to the adverse classification of a participation interest in a current paying loan of $37.7 million for which a charge-off over allowance was recorded during the year, (iii) an $8.2 million additional provision on loans individually measured for impairment, (iv) a $1.0 million provision due to TDRs during the year which are individually evaluated for impairment, and (v) a $2.5 million provision as loans rolled to delinquency.

•

The PLLL on the construction and land loan portfolio increased $10.7 million during 2010 primarily due to the sale of a construction portfolio to a third party during the third quarter of 2010 that resulted in additional provisions of $12.7 million, this was partially offset by the release of $2 million in reserve as one project loan was worked-out.

•

The provisions for the other consumer loan portfolio and the commercial & industrial loan portfolio reflected decreases of $2.3 million and $0.8 million, respectively in 2010 compared to 2009. The decrease in the provision for the consumer loan portfolio was due to lower delinquency and the run-off of the portfolio. For commercial & industrial loans the reduction is also the result of reduction in the P.R. portfolio.

The PLLL was also impacted by the effect of charge-offs related to foreclosed loans, higher loss mitigation volume and an increase in severities (in the determination of the provision) due to strategic decision to accelerate OREO dispositions. The PLLL was offset by net charge-offs of $116.1 million for the year ended December 31, 2010, which included $35.8 million related to the sale of certain construction loans, $8.8 million related to a classified participation interest, as well as charge-offs of previously reserved balances and the implementation of the Company’s real estate valuation policy.

Non-interest income

A summary of non-interest income for the years ended December 31, 2013, 2012 and 2011 is provided below.

Table C — Non-interest income

	Year Ended December 31,
				Variance
(In thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net other-than-temporary impairment losses	$—	$(6,396)	$(4,290)	$6,396	$(2,106)
Net gain on loans securitized and sold and capitalization of mortgage servicing	28,073	47,438	33,894	(19,365)	13,544
Servicing income:
Servicing fees	24,580	25,977	27,117	(1,397)	(1,140)
Late charges	4,527	4,852	4,837	(325)	15
Prepayment penalties and other servicing fees	3,253	1,637	1,727	1,616	(90)
Interest loss on serial notes and others	(7,456)	(5,846)	(5,758)	(1,610)	(88)
Amortization and market valuation of servicing assets	(12,822)	(25,924)	(12,074)	13,102	(13,850)

Total servicing income	12,082	696	15,849	11,386	(15,153)
Mark-to-market adjustments on loans held for sale, at fair value	162	—	—	162	—
Trading assets and derivatives:
(Loss) gain on IO valuation	(11,609)	4,019	7,481	(15,628)	(3,462)
(Loss) gain on MSR economic hedge	(2,322)	652	1,464	(2,974)	(812)
Gain (loss) on hedging derivatives	4,982	(7,022)	(4,938)	12,004	(2,084)

Net (loss) gain on trading assets and derivatives	(8,949)	(2,351)	4,007	(6,598)	(6,358)
Commissions, fees and other income:
Retail banking fees	23,994	25,890	27,211	(1,896)	(1,321)
Insurance agency commissions and other income	13,537	13,414	12,569	123	845
Other income	4,813	1,704	4,478	3,109	(2,774)

Total commissions, fees and other income	42,344	41,008	44,258	1,336	(3,250)
Net loss on early repayment of debt	(2,620)	(2,009)	(3,068)	(611)	1,059
Net gain on sale of investment securities	329	5,867	27,467	(5,538)	(21,600)

Total non-interest income	$71,421	$84,253	$118,117	$(12,832)	$(33,864)

2013 compared to 2012.    Significant variances in non-interest income for the year ended December 31, 2013, when compared to the corresponding 2012 period, are as follows:

•

A decrease of $6.4 million in net credit related OTTI as the Company recorded $6.4 million in net OTTI losses with the sale of certain mortgage backed and other debt securities during the first quarter of 2012. No OTTI was recognized in 2013.

•

A reduction of $19.4 million in net gains on loans securitized and sold and capitalization of mortgage servicing. This decrease can be mainly attributed to a reduction in the weighted-average rate obtained on loans securitized and sold when compared to the prior year. Specifically, the weighted-average rate on newly originated loans sold was 3.02% for the year ended December 31, 2013, compared to 5.15% for the year ended December 31, 2012. The weighted-average rate on re-performing loans sold was 5.71% for the year ended December 31, 2013, compared to 11.98% for the same period 2012. The cumulative impact of these rate variances was a $21.3 million decrease to net gains on sale, when compared to prior year. Partially offsetting this decrease was a year-over-year increase in the volume of loans securitized and sold. Specifically, the Company sold $760.1 million of newly originated loans during the year ended December 31, 2013, compared to $754.2 million for the year ended December 31, 2012. Additionally, the Company sold $81.9 million of re-performing loans during the year ended December 31, 2013, compared to $43.4 million for the same period 2012. The cumulative impact of this increase in volume was a $4.9 million increase to net gains on sale. The remaining difference in the overall decrease in loans securitized and sold and capitalization of mortgage servicing is mainly comprised of a $1.8 million decrease in gains on sale of U.S. loans.

•

A positive variance of $11.4 million in total servicing income resulted largely from a decrease of $13.1 million in amortization and market valuation of the servicing asset partially offset by decreases of $1.4 million and $0.3 million in servicing fees and late charges, respectively.

•

Net losses on trading assets and derivatives increased $6.6 million driven by increased losses on the IO valuation of $15.6 million and a $3.0 million decrease in the gain on securities hedging the MSR. These decreases were partially offset by a positive variance of $12.0 million in the gain (loss) on hedging transactions as the loss for the year ended December 31, 2013 totaled $7.0 million and the gain for the comparative 2013 period totaled $5.0 million.

•

A reduction in the net gain on sale of investment securities of $5.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, as a result of the Company’s efforts to deleverage the balance sheet in 2012.

2012 compared to 2011.    Significant variances in non-interest income for the year ended December 31, 2012, when compared to the corresponding 2011 period, are as follow:

•

A reduction in the net gain on sale of investment securities of $21.6 million for the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of the Company’s efforts to deleverage the balance sheet in 2012 which left a smaller investment portfolio and released gains in the securities sold.

•

An increase of $2.1 million in net credit related OTTI as the Company recorded $6.4 million in net OTTI losses with the sale of certain mortgage backed and other debt securities during the first quarter of 2012.

•

An increase of $13.5 million in net gains on loans securitized and sold and capitalization of mortgage servicing. This increase can be attributed to a significant year-over-year increase in the volume of loans securitized and sold. Specifically, the Company sold $754.2 million of newly originated loans during the year ended December 31, 2012, compared to $425.2 million for the year ended December 31, 2011, representing an increase of $329.0 million, or 77.4%. This increase was partially offset by a $96.0 million, or 68.9%, decrease in re-performing loans sold, from $139.4 million for the year ended December 31, 2011 to $43.4 million for the same period 2012. The cumulative impact of this increase in volume was a $3.6 million increase to net gains on sale. Also contributing to the increase in the gain on loans securitized and sold and capitalization of mortgage servicing was an increase the weighted-average rate obtained on loans securitized and sold when compared to the prior year. Specifically, the weighted-average rate on newly originated loans sold was 5.15% for the year ended December 31, 2012, compared to 4.24% for the year ended December 31, 2011. The weighted-average rate on re-performing loans sold was 11.98% for the year ended December 31, 2012, compared to 10.84% for the same period 2011. The cumulative impact of these rate variances was a $7.3 million increase to net gains on sale, when compared to prior year. The remaining difference in the overall increase in loans securitized and sold and capitalization of mortgage servicing is mainly comprised of a $3.4 million decrease in gains on sale of U.S. loans.

•

Net gains on trading assets and derivatives decreased $6.4 million driven by lower gains on IO valuation of $3.5 million, an increase in losses on hedging derivatives of $2.1 million and a $0.8 million decrease in gain on MSR economic hedge.

•

A reduction of $15.2 million in total servicing income resulting largely from a increase of $13.9 million in amortization and market valuation of the servicing asset and a decrease of $1.1 million in servicing fees.

Non-interest expense

A summary of non-interest expense for the years ended December 31, 2013, 2012 and 2011 is provided below.

Table D — Non-interest expense

	Year Ended December 31,
				Variance
(In thousands)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Compensation and benefits	$102,856	$80,873	$73,431	$21,983	$7,442
Professional services	46,931	50,030	37,694	(3,099)	12,336
Occupancy expense	21,226	21,206	18,159	20	3,047
Communication expenses	12,900	13,832	15,145	(932)	(1,313)
FDIC insurance expense	20,032	17,478	14,316	2,554	3,162
Depreciation and amortization	11,589	13,386	13,228	(1,797)	158
EDP expense	17,515	16,746	12,480	769	4,266
Taxes, other than payroll and income taxes	12,198	10,236	11,645	1,962	(1,409)
Corporate insurance	7,269	6,549	5,669	720	880
Advertising	5,769	8,280	4,985	(2,511)	3,295
Office expense	3,848	4,828	3,978	(980)	850
Other expenses	16,535	14,277	13,820	2,258	457

	278,668	257,721	224,550	20,947	33,171
OREO expense and other provisions:
Other real estate owned expense	23,765	24,184	11,132	(419)	13,052
Foreclosure expense	6,320	9,793	7,586	(3,473)	2,207
Provision for other credit related expenses	3,021	1,762	5,202	1,259	(3,440)

	33,106	35,739	23,920	(2,633)	11,819

Total non-interest expense	$311,774	$293,460	$248,470	$18,314	$44,990

2013 compared to 2012.    Non-interest expense increased $18.3 million for the year ended December 31, 2013 compared to the corresponding 2012 period. Significant variances in non-interest expense were as follows:

•

Compensation and benefits increased $22.0 million due to an increase of approximately $12.3 million in salaries, an increase of approximately $5.7 million in incentive compensation and severance payments and a $4.0 million increase in payroll taxes and fringe benefits as the headcount in the Recovery operations was increased to provide the additional resources required by in this line of business.

•

A decrease of $3.1 million in professional services was driven by a decrease of approximately $1.6 million in consulting services on the commercial loans portfolio, a decrease of $1.3 million in legal fees, a decrease of $1.1 million in security service fees for the Puerto Rico operations and a decrease of $0.6 million in recruiting expense for the Puerto Rico operations as headcount in this area stabilized. These decreases were partially offset by an increase of $1.7 million in legal fees mostly related to a lawsuit against the Company and certain officers, which was withdrawn during January 2014.

•	Additional FDIC insurance expense of $2.6 million related to a change in the assessment rating.

•

Advertising expense decreased $2.5 million as the Company had incurred higher expenses in 2012 due to campaigns related to mortgage and retail banking aimed at increasing market share through product awareness and community out-reach initiatives.

•

Foreclosure and other credit related expenses totaled $9.3 million in 2013 compared to $11.6 million for the same period in 2012, a decrease of $2.2 million. Lower foreclosures expenses in 2013 were mainly related to a change in policy regarding reimbursement of foreclosure related costs due from investors. Previously, these expenses, which are incurred on behalf of investors, were included in non-interest expense, whereas currently these foreclosure related costs are recorded as a receivable due from the investors.

2012 compared to 2011.    Non-interest expense increased $45.0 million for the year ended December 31, 2012 compared to the corresponding 2011 period. Significant variances in non-interest expense were as follows:

•

Compensation and benefits increased $7.4 million due to an increase of approximately $4.2 million in additional headcount related to growth in U.S. operations and the additional resources required by our Puerto Rico collection and workout efforts, recognition of approximately $1.4 million in stock based compensation related to certain stock incentive bonuses and tax benefits thereon, an increase of approximately $8.1 million in incentive compensation and severance payments and a $1.1 million increase in payroll taxes and fringe benefits. The increase in compensation and benefits was partially offset by a decrease of approximately $7.4 million in deferred loan origination costs.

•

An increase of $12.3 million in professional services was driven by an increase of approximately $1.7 million in outsourcing of certain operations, an increase of $3.8 million in non-recurring professional service expenses incurred to perform certain review under the supervision of the Company’s Board of Directors, an increase of $6.2 million in legal expenses related to commercial loan workout and an increase of $0.6 million in recruitment expenses.

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

Income tax expense for 2013 was $0.6 million compared to an income tax benefit of $161.5 million for 2012. The decrease in income tax benefit of $162.1 million is due mainly to the $113.7 million benefit recorded in 2012 when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain deferred tax assets into a prepaid tax. In addition, a $50.6 million deferred tax benefit was recorded during the fourth quarter of 2012 that resulted from the release of a portion of the deferred tax asset valuation allowance at Doral Financial Corporation (see below for additional information regarding the 2012 valuation allowance release). Additionally, a $1.1 million benefit was recorded in 2013 from the partial release of the reserve for uncertain tax positions resulting from the closing agreement signed with the US Internal Revenue Service on June 24, 2013.

Income tax benefit for 2012 was $161.5 million compared to an income tax expense of $1.7 million in the year 2011. The improvement in income tax of $163.2 million is due mainly to the $113.7 million benefit recorded when Doral Financial Corporation and its Puerto Rico domiciled subsidiaries entered into a Closing Agreement with the Commonwealth of Puerto Rico related to past income tax overpayments, which allowed Doral to convert certain deferred tax assets into a prepaid tax. In addition, a $50.6 million deferred tax benefit was recorded during the fourth quarter of 2012 that resulted from the release of a portion of the deferred tax asset valuation allowance at Doral Financial Corporation, based on our evaluation of all available evidence in determining whether the valuation allowance for deferred tax assets at Doral Financial Corporation was needed. Our evaluation considered that: (i) Doral Financial Corporation is in a three-year cumulative loss position, but its core business has shown stable results in recent quarters; (ii) the conversion of Doral Insurance to a limited liability company and its election to be treated as a partnership which will allow Doral Insurance to consolidate its income and expenses into Doral Financial Corporation going forward as clarified by a tax ruling with the Puerto Rico Treasury Department and; (iii) Doral Financial Corporation transferred effective January 3, 2013, certain non-performing assets to a newly formed Puerto Rico corporate subsidiary for regulatory and business purposes, which will reduce Doral Financial Corporation stand-alone volatility in earnings. Based on our evaluation of both positive and negative evidence, we concluded that the objective positive evidence related to the: (i) Doral Insurance profitable business to be considered as part of Doral Financial Corporation’s results going forward and; (ii) the reduction of credit losses and volatility to Doral Financial Corporation stand-alone results from the transfer of non-performing assets to another entity outweighed the negative evidence and that it is more likely than not that a portion of Doral Financial Corporation’s deferred tax assets will be realized.

Income tax expense for 2012 also includes branch level interest tax of $0.3 million as a result of Doral Bank operating a U.S. Branch after the merger of Doral Bank, FSB with Doral Bank. However, this represents a tax savings when compared to the past withholding tax on the debt payments from Doral Money to Doral Bank. Doral Bank may also be subject to branch profits tax in future tax years, but there was no branch profits tax in the current year as there was an increase in U.S. net equity for the period.

As of December 31, 2013 and 2012, the Company had three Puerto Rico entities which were in a cumulative loss position, Doral Bank, Doral Recovery and Doral Recovery II. For purposes of assessing the realization of the DTAs, the loss position for these three entities is considered to be significant negative evidence that has caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these three entities in the future. Accordingly, as of December 31, 2013 and 2012, the Company determined that it was more likely than not that $321.2 million and $284.6 million, respectively, of its gross deferred tax assets would not be realized and therefore maintained a valuation allowance for those amounts.

Taxable P.R. entities with positive core earnings do not have a valuation allowance on DTAs recorded since they are expected to continue to be profitable. At December 31, 2013 and 2012, the net deferred tax asset associated with these companies, Doral Mortgage, Doral Financial Corporation and Doral Insurance Agency, the latter two which have been treated as a partnership since 2012 for tax purposes, was $44.3 million and $40.4 million, respectively. It is management’s opinion that, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Management has determined that a valuation allowance on deferred tax assets generated on the unrealized losses on its securities available for sale is not necessary at this time since the Company does not intend to sell the securities before recovery of value, and based on available evidence it is not more likely than not that the Company will decide or be required to sell the securities before the recovery of its amortized cost basis.

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Refer to note 26 of the accompanying consolidated financial statements for additional information related to the Company’s income taxes.

OPERATING SEGMENTS

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, the senior management team and the board of directors of the Company. Management also considered the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

Effective January 1, 2013, the Company redefined its operating segments concurrent with a restructuring plan for its business, as follows: the Puerto Rico segment was renamed Puerto Rico Growth and the Liquidating Operations segment was renamed Recovery. In addition to changing the segments’ names, there are certain differences in how the segments will manage the assets post-restructure, reflecting changes in the Company’s strategy.

Prior to the restructuring, the Liquidating Operations segment did not have residential loans and that segment’s sole strategy was to liquidate its assets. Post-redefinition, the renamed Recovery segment now holds certain residential loans, and the strategy now involves maximizing the benefit of those assets to the Company either by: (a) modifying its loans; or (b) liquidating its assets.

Under current accounting guidance, when a company changes its organization structure, it should generally prepare its segment information based on the new segments and provide for comparative information for all reported periods. However, in certain instances, when changes in the structure of a company’s internal organization cause changes to the composition of its reportable segments, it may not be practicable for management to retrospectively revise prior periods. With respect to the January 1, 2013 restructuring, management performed a feasibility analysis which concluded that it was impracticable to retrospectively revise the composition of the Company’s reportable segments.

The Company currently operates in the following reportable segments:

•

United States — This segment is the Company’s principal source of growth. It includes commercial and retail banking in the United States which operates three branches in New York and five branches in Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing participations in senior credit facilities in the U.S. syndicated leverage loan market.

•

Puerto Rico Growth — This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a network of 22 branches in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico. We anticipate continuing to realign our PR Growth opportunities so that this business operates profitably and efficiently based on the size, trends, and developments in the PR economy.

•

Recovery — This segment includes selected Puerto Rico domiciled performing and non-performing consumer (including residential mortgage), commercial real estate, commercial & industrial and construction & land loan portfolios, as well as certain repossessed assets (such as real estate held for sale). The Recovery segment’s purpose is to maximize the Company’s returns on these assets by restructuring the loans or liquidating the assets. Periodically, the Company will evaluate non-performing loans and other assets to determine if any should be transferred to the Recovery segment. Prior to January 1, 2013, the Recovery segment (previously Liquidating Operations), was comprised primarily of construction & land portfolios (loans and repossessed assets) that the Company managed as part of its workout function. As part of its redefinition of reportable segments, during the three months ended March 31, 2013, the Company transferred approximately $1.6 billion in loans and $110.6 million in repossessed assets from the Puerto Rico Growth segment to the Recovery segment. Doral is currently reflecting the reclassified loans and related income and expenses in the appropriate segment. We are actively pursuing business strategies to fully resolve the ongoing adverse effect this segment continues to have on our financial condition, results of operations, and business prospects, and anticipate implementing changes to this segment in 2014.

•

Treasury — The Company’s treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

•	Corporate — The Corporate segment includes expenses and assets assigned to the Company’s areas that provide support to the business segments described above.

Prior to 2013, the Company’s reportable segments were as follows:

•

United States — This segment included retail banking in the United States through Doral Bank US. This segment also included the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market.

•

Puerto Rico — This segment included all mortgage and retail banking activities in Puerto Rico, such as loans, deposits and insurance activities. This segment’s lending activities traditionally focused on the origination of residential mortgage loans in Puerto Rico.

•

Liquidating Operations — This segment managed the Company’s liquidating portfolios comprised primarily of construction, land and large commercial real estate assets (loans and repossessed assets) with the purpose of liquidating these assets.

•

Treasury — The Company’s Treasury function handled its investment portfolio, interest rate risk management and liquidity position. It also served as a source of funding for the Company’s other lines of business.

Intersegment transactions are made to account for loans in which segments with excess liquidity lend cash to segments with a shortage of liquidity. The extent of the intersegment loans is calculated based on the net assets less allocated equity of each segment. Intersegment interest income and expense is calculated based on portfolio specifics and market terms.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies in note 2 to the Company’s consolidated financial statements included in this 2013 Annual Report on Form 10-K, except for intersegment transactions. Income tax expense has not been deducted in the determination of segment profits.

The following table presents financial information for the reportable segments for the year ended December 31, 2013 with the new segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods to match the new reportable segment structure; therefore, the Company has presented its estimated current period and prior periods segment information using the previous reportable segment structure.

Table E — Segment operating results

The following table presents selected operating data related to the Company’s operating segments, based on the re-defined segments:

	Year ended December 31, 2013
(In thousands)	United States	Puerto Rico Growth	Treasury	Recovery	Corporate	Total
Net interest income (loss) from external customers	$106,298	$94,301	$(10,074)	$35,734	$—	$226,259
Intersegment net interest (loss) income	(2,779)	(2,642)	8,785	(2,915)	(449)	—
Total net interest income (loss)	103,519	91,659	(1,289)	32,819	(449)	226,259
Provision for loan and lease losses	2,973	11,768	—	58,889	—	73,630
Non-interest income (loss)	6,984	78,395	(13,966)	8	—	71,421
Depreciation and amortization	2,124	8,908	—	19	538	11,589
Non-interest expense	50,024	121,590	4,802	80,509	43,260	300,185
Net income (loss) before income taxes	55,382	27,788	(20,057)	(106,590)	(44,247)	(87,724)
Identifiable assets	2,790,759	2,478,260	966,035	1,813,724	444,676	8,493,454

The following discussion presents the results of operations for the year ended December 31, 2013 of the four operating segments, as they were re-defined during 2013.

United States Segment

The U.S. segment continued its strong performance during 2013, growing its identified assets by $0.4 billion and increasing its net income before income taxes by $8.0 million. The assets increase is primarily driven by its expanding commercial real estate loan portfolio across the U.S., while continuing to serve its existing markets with a broad loan product offering. The U.S loans portfolio continues to exhibit very good credit quality, with only $3.9 million, or 0.14% of its loans receivable portfolio categorized as non-performing loans.

Net interest income from external customers in the U.S. segment for the year ended December 31, 2013 totaled $106.3 million, with an interest rate spread of 4.13%. Interest income in the U.S. segment is derived from the loans portfolio, while interest expense is derived from deposits and notes payable (collateral loan obligations).

For the year ended December 31, 2013, interest income on total loans was $140.7 million, with a yield of 5.66%, and an average balance on loans of $2.5 billion. The major drivers of the U.S. segment interest income were: (i) commercial real estate loans with interest income of $40.4 million and a yield of 6.07%; (ii) commercial & industrial loans with interest income of $77.3 million and a yield of 5.20%; and (iii) construction & land loans with interest income of $23.0 million and a yield of 7.13%.

For the year ended December 31, 2013, total interest expense in the U.S. segment was $34.4 million, with an average cost of funds of 1.53%. The major drivers of the U.S. segment interest expense were: (i) deposits with interest expense of $14.7 million and an average cost of 1.04%; and (ii) notes payable with interest expense of $19.7 million and an average cost of 2.34%.

The provision for loan losses in the U.S. segment totaled $3.0 million for the year ended December 31, 2013 and is composed of the following: (i) reversal of PLLL for residential mortgage loans of $0.1 million; (ii) reversal of PLLL for commercial real estate loans of $0.5 million; (iii) PLLL for commercial & industrial loans of $0.3 million; and (iv) PLLL on construction & land loans of $3.3 million.

Non-interest income for the U.S. segment totaled $7.0 million and is mostly composed of: (i) net gain on loans securitized and sold and capitalization of mortgage servicing of $1.5 million; (ii) servicing income of $1.3 million; (iii) gain on trading activities of $0.1 million; (iv) retail banking fees of $0.2 million; and (v) other income of $3.9 million mostly related to syndicated loan fees.

Non-interest expense of $50.0 million in the United States segment is mostly composed of: (i) compensation and benefits expense of $23.7 million; (ii) professional services expense of $5.3 million; (iii) communications and information expense of $3.4 million, mostly related to the core banking system outsourcing fee; (iv) occupancy expense of $7.5 million; (v) FDIC insurance expense of $5.7 million; and (vi) advertising expense of $1.2 million.

Puerto Rico Growth Segment (“PRG”)

The PRG segment’s activities are mostly composed of mortgage banking, insurance agency services, a network of retail branches, and servicing of loans.

Net interest income from external customers in the PRG segment for the year ended December 31, 2013 totaled $94.3 million, with an interest rate spread of 4.28%. Interest income in the PRG segment is derived from the loan portfolio, while interest expense is derived from deposits, advances from the FHLB, securities sold under agreements to repurchase, notes payable and loans payable.

For the year ended December 31, 2013, interest income on total loans was $132.5 million, with a yield of 5.67%, and an average loan balance of $2.3 billion. The major drivers in the PRG segment interest income were: (i) residential mortgage loans with interest income of $126.9 million and a yield of 5.51%; (ii) consumer loans with interest income of $4.7 million and a yield of 21.71%; and (iii) commercial & industrial loans with interest income of $1.0 million and a yield of 7.20%.

For the year ended December 31, 2013, total interest expense in the PRG segment was $38.2 million, with an average cost of 1.39%. The major drivers in the PRG segment interest expense were: (i) deposits with interest expense of $18.2 million and an average cost of 0.84%; (ii) advances from the FHLB with interest expense of $19.0 million and an average cost of 3.55%; (iii) securities sold under repurchase agreements with interest expense of $0.9 million and an average cost of 2.61%; and (iv) loans payable with interest expense of $0.1 million and an average cost of 2.06%.

The provision for loan losses in the PRG segment totaled $11.8 million for the year ended December 31, 2013 and is composed of the following: (i) PLLL for residential mortgage loans of $8.6 million; (ii) PLLL for other consumer loans of $0.8 million; (iii) PLLL for commercial real estate loans of $1.3 million; and (iv) PLLL for commercial & industrial loans of $1.1 million.

Non-interest income for the PRG segment totaled $78.4 million and is mostly composed of: (i) net gain on loans securitized and sold and capitalization of mortgage servicing rights of $26.6 million; (ii) servicing income of $10.7 million; (iii) gain on trading activities of $2.7 million; (iv) retail banking fees of $23.8 million; (v) insurance agency commissions of $13.5 million; and (vi) other income of $1.1 million.

Non-interest expense of $121.6 million in the PRG segment is mostly composed of: (i) compensation and benefits expense of $45.5 million; (ii) taxes other than payroll expense of $11.0 million, mostly related to the volume of business tax; (iii) professional services expense of $9.4 million, mostly related to legal services; (iv) communications and information expense of $13.2 million, mostly related to the core banking system outsourcing fee, software licenses, voice and data communications and consulting services; (v) automated teller machine services expense of $9.5 million; (vi) occupancy expense of $11.3 million; (vii) FDIC insurance expense of $6.3 million; (viii) corporate insurance expense of $2.4 million; (ix) office expense of $2.7 million; and (x) advertising expense of $4.6 million.

Recovery Segment

Recovery was created in 2013 as a separate legal entity to focus on the resolution of problem loans and assets in our Puerto Rico portfolio. The Company in 2013 devoted significant effort and resources to building and staffing the Recovery operations. The efforts have resulted in a better understanding and control over problem assets in Puerto Rico with the results evident in reduced loan delinquencies and migration to non-performing asset levels as well as a significantly lower level of charge-offs than 2012.

Net interest income in the Recovery segment for the year ended December 31, 2013 totaled $35.7 million, with an interest rate spread of 1.82%. Interest income in the Recovery segment is derived from the loan portfolio, while interest expense is derived from allocated deposits and advances from the FHLB.

For the year ended December 31, 2013, interest income on total loans was $72.7 million, with a yield of 3.96%, and an average loan balance of $1.8 billion. The major drivers of the Recovery segment interest income were: (i) residential mortgage loans with interest income of $43.6 million and a yield of 4.06%; (ii) commercial real estate loans with interest income of $21.2 million and yield of 4.18%; (iii) commercial & industrial loans with interest income of $5.9 million and a yield of 5.29%; and (iv) construction & land loans with interest income of $2.0 million and a yield of 1.40%.

For the year ended December 31, 2013, total interest expense in the Recovery segment was $37.0 million, with an average cost of funds of 2.14%. The major drivers of the Recovery segment interest expense were: (i) deposits with interest expense of $21.2 million and an average cost of 1.67%; and (ii) advances from the FHLB with interest expense of $15.7 million and an average cost of 3.46%.

The provision for loan losses in the Recovery segment totaled $58.9 million for the year ended December 31, 2013 and is composed of the following: (i) PLLL for residential mortgage loans of $23.6 million; (ii) PLLL for commercial real estate loans of $20.4 million; (iii) PLLL for commercial & industrial loans of $3.6 million; and (iv) PLLL for construction & land loans of $11.4 million.

The Recovery segment did not have any non-interest income for the year ended December 31, 2013.

Non-interest expense of $80.5 million for the Recovery segment is mostly composed of: (i) compensation and benefits expense of $15.3 million; (ii) taxes other than payroll expense of $1.3 million, mostly related to the volume of business tax; (iii) professional services expense of $15.9 million, mostly related to commercial portfolio advisory fees and corporate legal services; (iv) communications and information expense of $2.4 million, mostly related to the core banking system outsourcing fee; (v) FDIC insurance expense of $6.8 million; (vi) foreclosure expenses of $6.1 million; (vii) OREO expense of $23.6 million, mostly related to the provision for OREO; (ix) loan operations expenses of $2.3 million; and (ix) occupancy and other expense of $1.0 million.

Treasury Segment

During the year ended December 31, 2013, the Treasury segment continued to provide funding and liquidity to the PRG, US and Recovery segments while managing the investment securities portfolio, which has experienced declining valuations, driven by a more volatile rate environment as a result of the Federal Reserve’s decision to reduce its asset purchase program. Additionally, during 2013, the Treasury segment has been leading the Company’s initiative to terminate higher cost borrowings or brokered deposits and replace them with like products at lower rates.

Net interest loss in the Treasury segment for the year ended December 31, 2013 totaled $10.1 million. Interest income in the Treasury segment is derived from the investment securities portfolio, other interest earning assets (mostly interest bearing cash accounts and FHLB stock) while interest expense is derived from deposits, securities sold under agreements to repurchase, notes payable and loans payable.

For the year ended December 31, 2013, interest income on the investment securities portfolio was $11.3 million, with a yield of 3.21%, and an average balance of $352.8 million. The major drivers of the Treasury segment interest income were: (i) securities held for trading (mostly attributed to the IOs interest income) with interest income of $7.0 million and a yield of 7.62%; (ii) Agency CMOs with interest income of $0.2 million and a yield of 4.23%; (iii) Agency MBS with interest income of $3.3 million and a yield of 1.78%; and (iv) other & private securities with interest income of $0.8 million and a yield of 3.12%.

For the year ended December 31, 2013, total interest expense in the Treasury segment was $24.8 million, with an average cost of funds of 4.41%. The major drivers of the Treasury segment interest expense were: (i) deposits with interest expense of $0.4 million and an average cost of 1.06%; (ii) securities sold under repurchase agreements with interest expense of $3.3 million and an average cost of 2.78%; (iii) notes payable with interest expense of $15.2 million and an average cost of 7.06%; and (iv) loans payable with interest expense of $5.9 million and an average cost of 3.11%.

Non-interest loss for the Treasury segment totaled $14.0 million and is mostly composed of: (i) loss on trading activities of $11.7 million, related to the valuation of the IOs; (ii) loss on early extinguishment of debt of $2.6 million (related to cancellations of securities sold under agreements to repurchase, callable brokered deposits, certain advances from the FHLB and certain notes payable); and (iii) gain on sale of investment securities of $0.3 million.

Non-interest expense of $4.8 million in the Treasury segment is mostly composed of: (i) compensation and benefits expense of $1.4 million; (ii) communications and information expense of $0.5 million, mostly related to software licenses; and (iii) FDIC insurance expense of $2.4 million.

Corporate Segment

Non-interest expense of $43.3 million in the Corporate segment is mostly composed of: (i) compensation and benefits expense of $16.9 million; (ii) professional services expense of $16.3 million, mostly related to general professional services, corporate legal services and internal and external audit services; (iii) communications and information expense of $1.2 million, mostly related to voice and data communications and consulting services; (iv) occupancy expense of $1.3 million; (v) corporate insurance expense of $4.0 million; and (vi) other expenses of $3.2 million.

For comparative purposes, the tables and discussion of the operating segments of the Company that follow for the years ended December 31, 2013, 2012 and 2011, are presented with the previous reportable segment structure used by the Company.

Table F — United States Segment (Previous Segment Structure)

	For the year ended December 31,
(In thousands)	2013	2012	2011
Net interest income from external customers	$107,284	$89,596	$57,375
Intersegment net interest loss	(3,765)	(5,221)	(6,008)
Total net interest income	103,519	84,375	51,367
Provision for loan and lease losses	2,973	5,366	2,291
Non-interest income	6,984	5,537	4,424
Depreciation and amortization	2,124	1,629	1,003
Non-interest expense	50,024	35,668	25,211
Net income before income taxes	55,382	47,249	27,286
Identifiable assets	2,790,759	2,357,941	1,610,111

The United States segment includes retail and commercial banking conducted through the U.S. operations of Doral Bank, mainly in New York and Florida. This segment also includes the Company’s middle market syndicated lending unit that is engaged in purchasing assigned interests in senior credit facilities in the U.S. syndicated leverage loan market.

Year ended December 31, 2013 compared to year ended December 31, 2012

Net interest income for the United States segment increased by $19.1 million, attributable to an increase in loan portfolio interest income, partially offset by an increase in interest expense mostly related to two new collateralized loan obligations during the second and fourth quarters of 2012, which were outstanding for the full 2013 year. Additionally, the cost of funds allocation for this segment totaled $3.8 million for the year ended December 31, 2013, reflecting a decrease of $1.5 million, as the United States segment has increased its deposit base during 2013 by approximately $318.9 million.

The provision for loan losses in the U.S. segment totaled $3.0 million for the year ended December 31, 2013 and is composed of the following: (i) reversal of PLLL for residential mortgage loans of $0.1 million; (ii) reversal of PLLL for commercial real estate loans of $0.5 million; (iii) PLLL for commercial & industrial loans of $0.3 million; and (iv) PLLL on construction & land loans of $3.3 million.

Non-interest income for the United States segment totaled $7.0 million and is mostly composed of gain on loans securitized and sold, servicing income and other income mostly related to syndicated loan fees.

Non-interest expense of $50.0 million in the United States segment increased by $14.4 million or 40.25% and is mostly associated with increased headcount, increased occupancy expense and FDIC insurance.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net interest income for the United States segment for the years ended December 31, 2012 and 2011 was $84.4 million and $51.4 million, respectively, an increase of $33.0 million, or 64.26%. Interest income for this segment is derived mostly from interest income on loans totaling $109.1 million and $66.5 million with a yield of 5.70% and 5.50%, for the years ended December 31, 2012 and 2011, respectively. Interest expense in the United States segment is mostly composed of interest expense on retail deposits totaling $6.8 million with an average cost of 1.20% and $2.7 million at an average cost of 1.47% for 2012 and 2011, respectively. For the year ended December 31, 2011, interest expense also included interest on brokered deposits totaling $0.1 million with an average cost of 1.65%. Interest expense is also composed of interest on notes payable totaling $12.6 million with an average cost of 2.63% and $6.4 million with an average cost of 2.58% and interest expense on advances from the FHLB totaling $0.1 million with an average cost of 2.23% and $0.2 million with an average cost of 2.22%, for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, the United States segment also included interest expense on loans payable of $0.1 million at an average cost of 9.10% related to a secured borrowing extended to a third-party, which is collateralized with a construction loan.

Provision for loan and lease losses for the years ended December 31, 2012 and 2011 was $5.4 million and $2.3 million, an increase of $3.1 million from 2011 to 2012, which mostly represents charges related to credit risk in the US segment’s commercial real estate and syndicated loan portfolios.

Non-interest income for the years ended December 31, 2012 and 2011 was $5.5 million and $4.4 million, respectively, an increase of $1.1 million from 2011 to 2012, or 25.16%. For the 2012 and 2011 periods non-interest income is mostly composed of: (i) servicing income of $0.8 million and $1.5 million; (ii) retail banking commissions and fees of $0.2 million and $2.1 million; and (iii) gain on sale of mortgage loans and investment securities of $3.2 million and $0.8 million, respectively. For the year ended December 31, 2012, the United States segment’s non-interest income also included $1.3 million in other income related to fees earned on the syndicated loan portfolio.

Depreciation and amortization for the years ended December 31, 2012 and 2011 was $1.6 million and $1.0 million, respectively, an increase of $0.6 million, or 62.41%, and is primarily comprised of amortization of owned buildings and branch locations.

Non-interest expense for the years ended December 31, 2012 and 2011 was $35.7 million and $25.2 million, respectively and is primarily comprised of: (i) compensation expense of $18.5 million and $15.0 million; (ii) occupancy expense of $5.8 million and $4.3 million; (iii) professional services of $3.2 million and $2.1 million; (iv) communication expense of $1.9 million and $1.5 million; (v) FDIC insurance expense of $1.7 million and $0.2 million; and (vi) other operational expenses of $4.6 million and $2.0 million, respectively, such as electronic data processing, and advertising expenses, in each case, respectively.

Table G — Puerto Rico Segment (Previous Segment Structure)

	For the year ended December 31,
(In thousands)	2013	2012	2011
Net interest income from external customers	$191,443	$217,454	$172,001
Intersegment net interest (loss)	(61,469)	(27,680)	(48,224)
Total net interest income	129,974	189,774	123,777
Provision for loan and lease losses	60,922	144,821	35,764
Non-interest income	78,395	78,662	87,001
Depreciation and amortization	8,908	11,724	12,184
Non-interest expense	189,438	179,607	154,838
Net (loss) income before income taxes	(50,899)	(67,716)	7,992
Identifiable assets	4,551,272	5,942,937	6,206,037

The Puerto Rico segment includes all mortgage and retail banking activities in PR, including loans, deposits and insurance activities. This segment operates a branch network in PR of 22 branches offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

Year ended December 31, 2013 compared to year ended December 31, 2012

Net interest income for the Puerto Rico segment decreased by $26.0 million, or 11.96%, from $217.5 million for the year ended December 31, 2012 to $191.4 million for the year ended December 31, 2013. The decrease is mostly attributed to a decrease in interest income as a result of loans entering non-accrual status, as well as to an increase in the cost of funds allocation of $33.8 million.

The provision for loan and lease losses for the Puerto Rico segment decreased by $83.8 million, or 57.90%, from $144.8 million for the year ended December 31, 2012, to $60.9 million for the year ended December 31, 2013. The decrease is mostly related to a leveling off in the charge-offs on the Puerto Rico residential mortgage loan and commercial real estate loan portfolios. During the year ended December 31, 2012, real estate in Puerto Rico experienced a significant decline, which increased charge-offs and the PLLL.

Non-interest income for the Puerto Rico segment for the year ended December 31, 2013 totaled $78.4 million, a decrease of $0.3 million from $78.7 million for the year ended December 31, 2012. Non-interest income for the Puerto Rico segment is mostly associated with the origination and subsequent securitization and sale of mortgage loans, retail banking fees and insurance agency commissions.

Non-interest expense in the Puerto Rico segment increased by $9.8 million, or 5.47%, from $179.6 million for the year ended December 31, 2012 to $189.4 million for the same period of 2013. The increase is mostly related to an increase in compensation expense as additional personnel were hired during 2013 to manage the problem loan portfolio in Puerto Rico. Additionally, professional fees expense increased due to commercial portfolio advisory fees and OREO related expenses.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net interest income for the Puerto Rico segment for the years ended December 31, 2012 and 2011 was $189.8 million and $123.8 million, respectively, an increase of $66.0 million, or 53.32%. Interest income for this segment was derived mostly from loans of $218.5 million and $229.3 million with yields of 5.60% and 5.10% and other interest earning assets of $0.6 million and $3.0 million with yields of 0.21% and 3.69%, for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, interest expense in the Puerto Rico segment was composed of interest expense on retail deposits of $11.9 million bearing interest at an average of 0.82%, while for the same period of 2011, interest expense is composed of interest expense on deposits of $23.3 million bearing interest at an average of 1.36% and advances from the FHLB of $37.0 million bearing interest at approximately 3.23%.

Provision for loan and lease losses for the years ended December 31, 2012 and 2011 was $144.8 million and $35.8 million, respectively. The increase in provision for loan losses of $109.1 million, or 304.9% is related to the residential and commercial real estate loan portfolios. The Puerto Rico loan portfolio is seasoned and mostly collateralized by real estate and, as a result of real estate properties in Puerto Rico having experienced a continued decline in value since 2007, this segment’s provision for loan losses has increased significantly.

Non-interest income for the years ended December 31, 2012 and 2011 totaled $78.7 million and $87.0 million, respectively and is mostly composed of $44.3 million and $24.9 million related to gain on loans securitized and sold and capitalization of mortgage servicing rights; a loss of approximately $68,000 and an income of $19.2 million related to servicing activities; $25.7 million and $30.6 million related to retail banking fees; and $14.9 million and $13.3 million of insurance agency commissions for the 2012 and 2011 periods, respectively. Also included in the Puerto Rico segment’s non-interest income was a net loss of $6.1 million on trading activities related to hedging activities during 2012.

Depreciation and amortization for the years ended December 31, 2012 and 2011 was $11.7 million and $12.2 million, respectively, a decrease of $0.5 million, or 3.78%, and is primarily comprised of amortization of owned buildings and branch locations.

Non-interest expense for the years ended December 31, 2012 and 2011 was $179.6 million and $154.8 million, respectively, an increase of $24.8 million, or 16.00%. For the year ended December 31, 2012, the most significant expenses included within non-interest expense are: (i) compensation expense of $49.3 million; (ii) professional services of $24.0 million; (iii) occupancy expense of $14.8 million; (iv) other real estate owned expense of $16.3 million; (v) electronic data processing expense of $14.7 million; (vi) communication expense of $11.8 million; (vii) FDIC insurance expense of $6.8 million; (viii) foreclosure and credit related expenses of $7.0 million; (ix) taxes other than payroll expense of $6.3 million; (x) corporate insurance expense of $4.9 million; and (xi) other expenses such as advertising and general office expenses of $23.7 million. For the year ended December 31, 2011, the significant expenses included within non-interest expense are: (i) compensation expense of $48.8 million; (ii) occupancy expense of $13.0 million; (iii) electronic data processing expense of $25.1 million; (iv) professional services of $12.7 million; (v) other real estate owned expense of $8.5 million; (vi) FDIC insurance of $7.3 million; (vii) taxes other than payroll of $7.3 million and; (viii) other operational expenses of $32.1 million, such as advertising, insurance and general office expense related to the mortgage loan and retail banking operations.

Table H — Treasury Segment (Previous Segment Structure)

	For the year ended December 31,
(In thousands)	2013	2012	2011
Net interest loss from external customers	$(74,362)	$(95,250)	$(58,031)
Intersegment net interest income	74,032	38,759	62,289
Total net interest (loss) income	(330)	(56,491)	4,258
Non-interest (loss) income	(13,966)	1,367	27,405
Depreciation and amortization	—	1	—
Non-interest expense	4,803	15,594	15,813
Net (loss) income before income taxes	(19,099)	(70,719)	15,850
Identifiable assets	906,023	3,239,632	3,288,543

Year ended December 31, 2013 compared to year ended December 31, 2012

Net interest loss in the Treasury segment decreased by $56.2 million, from $56.5 million for the year ended December 31, 2012 to $0.3 million for the same 2013 period. Interest income for the Treasury segment is derived from the investment securities portfolio, other interest earning assets (mostly interest bearing cash accounts and FHLB stock) while interest expense is derived from certain deposits, securities sold under agreements to repurchase, certain notes payable and loans payable.

Non-interest loss for the Treasury segment increased by $15.4 million, from non-interest income of $1.4 million for the year ended December 31, 2012, to non-interest loss of $14.0 million for the year ended December 31, 2013. The increase in non-interest loss is mostly the result of a decrease in the IOs fair value and a loss on the early extinguishment of debt, partially offset by a slight gain on the sale of investment securities.

Non-interest expense for the Treasury segment decreased by $10.8 million, from $15.6 million for the year ended December 31, 2012, to $4.8 million for the year ended December 31, 2013. The decrease is mostly due to a decrease in the allocation of the FDIC insurance expense, and a decrease in taxes other than payroll related to the volume of business tax.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net interest loss for the Treasury Segment for the year ended December 31, 2012 totaled $56.5 million while net interest income for the year ended December 31, 2011 totaled $4.3 million, a decrease of $60.8 million. The decrease in net interest income was mostly due to less FTP interest income allocated to the Treasury segment during 2012. During the 2012 and 2011 periods, interest income for this segment was derived mostly from: (i) securities held for trading and available for sale of $18.2 million and $36.0 million with yields of 2.90% and 3.36%, respectively and; (ii) other interest earning assets with $3.1 million and $1.2 million with yields of 4.24% and 2.60%, respectively. For the years ended December 31, 2012 and 2011, interest expense on the Treasury segment was mostly composed of: (i) interest expense on deposits of $0.9 million and $0.3 million and an average cost of 0.86% and 0.98% and brokered deposits of $43.8 million and $61.9 million and an average cost of 2.07% and 2.79%; (ii) interest expense on loans payable of $5.9 million and $6.0 million at an average cost of 2.13% and 2.02% and notes payable of $17.7 million and $19.7 million with an average cost of 7.60% and

7.55%; and (iii) interest expense on securities sold under agreements to repurchase of $10.1 million and $21.1 million and an average cost of 2.67% and 2.88%, respectively. For the year ended December 31, 2012 interest expense for the Treasury segment also included interest expense on advances from the FHLB of $38.1 million at an average cost of 3.16%.

Non-interest income for the years ended December 31, 2012 and 2011 totaled $1.4 million and $27.4 million, respectively and is mostly composed of: (i) gain on sale of investment securities of $5.9 million and $27.3 million; and (ii) trading income of $4.0 million and $7.5 million, partially offset by: (a) loss on early redemption of debt of $2.0 million and $3.1 million; and (b) other than temporary impairment loss of $6.4 million and $4.3 million on non-agency CMOs, respectively.

Non-interest expense for the years ended December 31, 2012 and 2011 was $15.6 million and $15.8 million, respectively and is primarily comprised of: (i) compensation expense of $1.4 million and $2.2 million; (ii) FDIC insurance expense of $9.0 million and $8.1 million; and (iii) taxes and other payroll expense of $3.9 million and $4.3 million, as well as (iv) other operational expenses of $1.2 million and $1.2 million, respectively, such as electronic data processing and professional services related to the investment portfolio, interest rate risk management and liquidity position operations.

Table I — Liquidating Operations Segment (Previous Segment Structure)

	For the year ended December 31,
(In thousands)	2013	2012	2011
Net interest income from external customers	$1,894	$8,725	$17,550
Intersegment net interest loss	(8,798)	(5,858)	(8,057)
Total net interest (loss) income	(6,904)	2,867	9,493
Provision for loan and lease losses	9,735	25,911	29,470
Non-interest income (loss)	8	215	(3)
Depreciation and amortization	19	3	4
Non-interest expense	12,660	29,913	26,013
Net loss before income taxes	(29,310)	(52,745)	(45,997)
Identifiable assets	241,724	420,288	610,499

Year ended December 31, 2013 compared to year ended December 31, 2012

Net interest income for the Liquidating Operations segment decreased by $9.8 million, from net interest income for the year ended December 31, 2012 of $2.9 million, to a net interest loss of $6.9 million for the year ended December 31, 2013. Interest income for the Recovery segment is derived from the loan portfolio only, while interest expense is assigned via the cost of funds allocation.

The provision for loan and lease losses for the Liquidating Operations segment decreased by $16.2 million, or 62.43%, from $25.9 million for the year ended December 31, 2012, to $9.7 million for the year ended December 31, 2013. The decrease is mostly related to a leveling off in charge-offs on the Puerto Rico residential mortgage loan and commercial real estate loan portfolio. During the year ended December 31, 2012, Puerto Rico real estate property valuations experienced a significant decline, which increased charge-offs and the PLLL.

Non-interest expense of $12.7 million for the Liquidating Operations segment is mostly composed of compensation and benefits expense and professional services expense mostly related to commercial portfolio advisory fees and corporate legal services, FDIC insurance expense of $6.8 million, foreclosure expense and OREO related expense.

Year ended December 31, 2012 compared to year ended December 31, 2011

Net interest income for the Liquidating Operations segment for the years ended December 31, 2012 and 2011 totaled $2.9 million and $9.5 million, respectively, a decrease of $6.6 million, or 69.80%, and is primarily composed of interest income from Puerto Rico construction and land loan portfolio of $8.7 million with a yield of 3.37% and $17.6 million with a yield of 6.08%, offset by $5.9 million and $8.1 million of interest expense, respectively, allocated to the segment based on the FTP methodology.

Provision for loan and lease losses for the years ended December 31, 2012 and 2011 was $25.9 million and $29.5 million, respectively, a decrease of $3.6 million, or 12.08% and represents charges related to the loan portfolio credit risk. The Liquidating Operations loan portfolio is mostly collateralized by real estate and land.

Non-interest expense for the years ended December 31, 2012 and 2011 was $29.9 million and $26.0 million, respectively, an increase of $3.9 million, or 14.99%, and is primarily composed of: (i) compensation expense of $1.5 million and $0.3 million; (ii) professional services totaling $16.0 million and $21.5 million; (iii) other real estate owned and foreclosure and other credit related expenses of $12.3 million and $3.3 million; and (iv) other operational expenses totaling $0.1 million and $0.9 million, respectively related to management of the liquidating portfolio.

Intersegment

The Intersegment balances represent internal funding and investment in subsidiaries.

Table J — Corporate Segment (Previous Segment Structure)

	For the year ended December 31,
(In thousands)	2013	2012	2011
Non-interest loss	$—	$(2)	$—
Depreciation and amortization	538	29	37
Non-interest expense	43,260	20,818	14,077
Net loss before income taxes	(43,798)	(20,849)	(14,114)
Identifiable assets	3,676	318	—

Year ended December 31, 2013 compared to year ended December 31, 2012

Non-interest expense in the Corporate segment for the years ended December 31, 2013 and 2012 totaled $ 43.3 million and $20.8 million, respectively and is mostly composed of compensation and benefits expense, professional services expense (mostly related to general professional services, corporate legal services and internal and external audit services), occupancy expense and corporate insurance expense.

Year ended December 31, 2012 compared to year ended December 31, 2011

Non-interest expense for the years ended December 31, 2012 and 2011 totaled $20.8 million and $14.1 million, respectively and is primarily composed of: (i) compensation expense of $10.1 million and $7.2 million; (ii) professional services of $7.1 million and $3.9 million; and (iii) other operational expense totaling $3.6 million and $3.0 million, respectively, related to the corporate administrative function.

BALANCE SHEET AND OPERATING DATA ANALYSIS

Loan Production

Loan production includes loans internally originated by Doral Financial as well as residential mortgage loans purchased from third parties with the related servicing rights. Loans originated by Doral Financial include acquisition of assigned interests in syndicated loans originated through the Company’s United States operations. Purchases of mortgage loans from third parties were $151.2 million, $164.5 million and $77.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table sets forth Doral Financial’s loan production for the periods indicated:

Table K — Loan Production

	Year ended December 31,
(Dollars in thousands)	2013			2012				2011
	PR	US	Total	PR		US	Total	PR	US	Total
FHA/VA mortgage loans	$436,400	$—	$436,400	$496,177		$—	$496,177	$221,645	$—	$221,645
Conventional conforming mortgage loans	293,863	—	293,863	301,203		—	301,203	199,449	—	199,449
Conventional non-conforming mortgage loans(1)	44,331	—	44,331	60,096		1,050	61,146	111,969	2,322	114,291
Construction development loans	—	340,626	340,626	—		80,608	80,608	—	43,158	43,158
Disbursements under existing construction development loans	3,073	10,754	13,827	23,698		14,634	38,332	10,165	9,380	19,545
Commercial real estate loans	—	408,615	408,615	8,298		591,809	600,107	5,213	156,230	161,443
Commercial and industrial loans(2)	591	790,245	790,836	111,107	(3)	719,731	830,838	1,405	1,000,997	1,002,402
Consumer loans(2)	639	182	821	1,013		33	1,046	1,826	33	1,859

Total loans	$778,897	$1,550,422	$2,329,319	$1,001,592		$1,407,865	$2,409,457	$551,672	$1,212,120	$1,763,792

(1)	Includes $0.0 million, $0.2 million and $0.2 million in second mortgages for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Commercial and consumer lines of credit are included in loan production according to the credit limit approved.

(3)	Includes $102.0 million related to the amendment of a pre-existing credit agreement that qualifies as a new loan.

Loan production decreased $80.1 million, or 3.3%, in the year ended December 31, 2013, when compared to the corresponding 2012 period. This decrease resulted from a lower volume of loan originations in Puerto Rico of $222.7 million partially offset by a higher volume of originations from U.S. operations of $142.6 million.

The higher volume of originations in the U.S. was mainly driven by increases of approximately $260.0 million and $70.5 million in construction development loans and commercial and industrial loans, respectively. The increase was partially offset by a decline of $183.2 million in commercial real estate loan originations. The increase in construction development loan originations is attributable to the Doral Property Finance Business Unit which is primarily engaged in providing structured financing products to the real estate industry in the form of one to five year senior secured loans. The decrease in commercial real estate loan originations is attributable to a very competitive commercial real estate market which led to a shift in loan production into the more favorable markets for construction and bridge loans.

The lower volume of loan originations in Puerto Rico is mainly attributable to decreases of $59.8 million, $7.3 million, $15.8 million, $20.6 million, $8.3 million and $110.5 million in the origination of FHA/VA loans, conventional mortgage loans, conventional non-conforming mortgage loans, disbursements under existing construction development loans, commercial real estate loans, and commercial and industrial loans, respectively, by the Company’s Puerto Rico lending unit from 2012 to 2013. The decrease of Puerto Rico residential mortgage loan originations was driven by continued adverse economic conditions in Puerto Rico that affected the island’s banking industry during 2013. Mortgage originations fell for lenders across the island proportionately from their previous averages. The decrease in commercial and industrial loan originations from Puerto Rico operations is mainly related to a transaction which closed during the second quarter of 2012, whereby Doral and a third-party amended an existing credit agreement that, for accounting purposes, extinguished the existing loan receivable and extended a new loan. (See Note 37 of the accompanying audited consolidated financial statements for additional details.)

Doral’s loan production for the year ended December 31, 2013 includes $615.5 million of assigned interests in loans acquired from lead financial institutions through syndication. Doral does not act as agent or lead bank in any of these loan arrangements.

Loan production increased $645.7 million, or 36.6%, in the year ended December 31, 2012, when compared to the corresponding 2011 period. For the year ended December 31, 2012, the higher volume in U.S. operations was mainly driven by an increase of approximately $435.6 million in commercial real estate loans originated by the Company’s U.S. lending unit. The U.S. loan origination increase in commercial real estate loans is attributable to the Doral Property Finance Business Unit which is primarily engaged in providing structured financing products to the commercial real estate industry in the form of one to five year senior secured loans. The increase was partially offset by a decline of $281.3 million in commercial and industrial loans. The higher volume in P.R. originations was mainly attributable to increases of $274.5 million, $101.8 million and $109.7 million in the origination of FHA/VA loans, conventional mortgage loans and commercial and industrial loans, respectively, by the Company’s Puerto Rico lending unit. The increase in P.R. residential mortgage loan originations was driven by low interest rates and local government programs. Puerto Rico operations also retained market share through robust marketing efforts capitalizing on the Doral Bank brand with an emphasis on customer awareness and excellence in customer service. Commercial and industrial loan originations in P.R. are mainly related to a transaction closed during the third quarter of 2012, whereby Doral and a third-party amended an existing credit agreement that, for accounting purposes, extinguished the existing loan receivable and extended a new loan. See Note 37 of the accompanying audited consolidated financial statements for additional details.

A substantial portion of Doral Financial’s total residential mortgage loan originations has consistently been composed of refinancing transactions. For the years ended December 31, 2013, 2012, and 2011, refinancing transactions represented approximately 85%, 82% and 68%, respectively, of the total dollar volume of internally originated mortgage loans. Doral Financial’s future results could be adversely affected by a significant increase in mortgage interest rates that may reduce refinancing activity. However, the Company believes that refinancing activity in Puerto Rico is less sensitive to interest rate changes than in the mainland United States because a significant number of refinance loans in the Puerto Rico mortgage market are made for debt consolidation purposes rather than interest savings due to lower rates.

Loan Origination Channels

In Puerto Rico, Doral Financial relies primarily on Doral Bank’s branch network to originate loans. It supplements these originations with wholesale purchases from other financial institutions. Purchases generally consist of conventional mortgage loans. Doral Financial also originates consumer and commercial loans primarily through its banking subsidiary. Due to worsening economic conditions in Puerto Rico, new lending activity on the island, other than residential mortgage loans, has been limited since 2008.

Mortgage Loan Servicing

Doral Financial’s principal source of servicing rights has traditionally been sales of loans from its internal loan production, however, Doral Financial also purchases mortgage loans. To date, the Company has grown its mortgage-servicing portfolio primarily by internal loan originations and the Company is currently evaluating various strategic alternatives that may cause changes in the way the Company grows its business.

The following table sets forth certain information regarding the total mortgage loan-servicing portfolio of Doral Financial for the periods indicated:

Table L — Loans serviced for third parties

	Year ended December 31,
(Dollars in thousands, except for average size of loans serviced)	2013	2012	2011
Composition of Portfolio Serviced for Third Parties at Period End:
GNMA	$2,723,756	$2,619,193	$2,535,196
FHLMC/FNMA	2,415,100	2,575,736	2,684,790
Other conventional mortgage loans(1)(2)	1,992,694	2,399,423	2,678,342

Total portfolio serviced for third parties	$7,131,550	$7,594,352	$7,898,328

Activity of Portfolio Serviced for Third Parties:
Beginning servicing portfolio	$7,594,352	$7,898,328	$8,208,060
Additions to servicing portfolio	841,085	804,107	564,592
Servicing released due to repurchases	(121,794)	(67,354)	(97,564)
MSR sales	(154,656)	—	—
Run-off(3)	(1,027,437)	(1,040,729)	(776,760)

Ending servicing portfolio	$7,131,550	$7,594,352	$7,898,328

Selected Data Regarding Mortgage Loans Serviced for Third Parties:
Number of loans	86,075	92,145	95,371
Weighted-average interest rate	5.51%	5.79%	6.05%
Weighted-average remaining maturity (months)	235	235	236
Weighted-average gross servicing fee rate	0.40%	0.40%	0.34%
Average servicing portfolio(4)	$7,340,611	$7,769,833	$8,049,696
Principal prepayments	$703,302	$695,021	$422,820
Constant prepayment rate	9%	8%	5%
Average size of loans	$82,853	$82,417	$82,817
Servicing assets, net	$98,902	$99,962	$112,303
Mortgage-servicing advances(5)	$89,833	$72,743	$61,795
Delinquent Mortgage Loans and Pending Foreclosures at Period End:
60-89 days past due	2.52%	2.32%	2.46%
90 days or more past due	3.59%	4.30%	5.37%

Total delinquencies excluding foreclosures	6.11%	6.62%	7.83%

Foreclosures pending	5.50%	5.58%	4.19%

(1)	Excludes $3.6 billion of mortgage loans owned by Doral Financial at December 31, 2013, and $3.8 billion at 2012 and 2011.

(2)	Includes portfolios of $73.1 million, $89.2 million and $109.8 million at December 31, 2013, 2012 and 2011, respectively, of delinquent FHA/VA and conventional mortgage loans sold to third parties.

(3)	Run-off refers to regular amortization of loans, prepayments and foreclosures.

(4)	Excludes the average balance of mortgage loans owned by Doral Financial of $3.8 billion, $3.9 billion and $4.4 billion at December 31, 2013, 2012 and 2011, respectively.

(5)	Includes reserves for possible losses on P&I advances of $12.1 million, $11.2 million and $11.4 million as of December 31, 2013, 2012 and 2011, respectively.

The main component of Doral Financial’s servicing income is loan servicing fees, which depend on the type of mortgage loan being serviced. The servicing fees on residential mortgage loans generally range from 0.25% to 0.50% of the outstanding principal balance of the serviced loan.

Substantially all of the loans in Doral Financial’s servicing portfolio are secured by single (one to four) family residences located in Puerto Rico. At December 31, 2013 and 2012, less than one percent of Doral Financial’s mortgage-servicing portfolio was related to mortgages secured by real property located on the U.S. mainland.

The amount of principal prepayments on mortgage loans serviced for third parties by Doral Financial was $0.7 billion, $0.7 billion and $0.4 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Total delinquencies excluding foreclosures decreased from 6.62% to 6.11% from 2012 to 2013. The pending foreclosures decreased from 5.58% to 5.50%, respectively. The Company does not expect significant losses related to these delinquencies since it has established a reserve for loans under recourse agreements and for other non-recourse loans and it has not experienced significant losses in the past.

As part of its servicing responsibilities, in some servicing agreements, Doral Financial is required to advance the scheduled payments of principal or interest to the investor whether or not collected from the underlying borrower. While Doral Financial generally recovers funds advanced pursuant to these arrangements within 30 days, it must absorb the cost of funding the advances during the time the advance is outstanding. In the past, Doral Financial sold pools of delinquent FHA, VA and conventional mortgage loans. Under these arrangements, Doral Financial is required to advance the scheduled payments whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the large number of delinquent loans.

Loans Held-for-Sale

Loans classified as held-for-sale primarily include residential mortgage loans, commercial & industrial loans, commercial real estate loans, and GNMA loans. Effective March 18, 2013, the Company elected to account for its newly originated P.R. residential mortgage loans classified as held-for-sale under the fair value option, with changes in fair value reported within the mark-to-market adjustment on loans held for sale at fair value caption in the consolidated statements of operations. Upfront fees and costs related to loans held-for-sale at fair value are recognized in earnings as incurred and not deferred. All other loans held-for-sale, not subject to the fair value option, are carried at the lower of cost or fair value on an aggregate portfolio basis. The amount by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance of loans held-for-sale at lower of cost or market are included in the determination of income in the period in which those changes occur and are reported under net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations. Loan origination fees, direct loan origination costs, premiums and discounts related to loans held-for-sale at lower of cost or market are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Gains and losses on loans held-for-sale which are recorded at lower of cost or market are recorded within non-interest income in the consolidated statements of operations.

Given traditional consumer preferences in P.R., substantially all of the Company’s residential loans held-for-sale are fixed-rate loans. Refer to Note 10 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding the Company’s portfolio of loans held-for-sale. As of December 31, 2013, loans held-for-sale totaled $398.0 million, of which approximately $324.4 million consisted of residential mortgage loans.

GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, the Company may repurchase such delinquent loans for an amount equal to 100% of the loan’s unpaid principal balance. This buy-back option is considered a conditional option until the delinquency criteria are met, at which time the option becomes unconditional (but not an obligation). When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes and the loans are removed from the balance sheet. This is because the conditional nature of the buy-back option means the Company does not maintain effective control over the loans. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over these loans. In such case, for financial reporting purposes, the delinquent GNMA loans are brought back into the Company’s portfolio of loans held-for-sale, regardless of whether the Company intends to exercise the buy-back option. An offsetting liability is also recorded. As of December 31, 2013, the portfolio of loans held-for-sale includes $201.7 million related to GNMA defaulted loans, compared to $213.7 million and $168.5 million as of December 31, 2012 and 2011, respectively.

During 2013, the Company repurchased $90.5 million of GNMA defaulted loans, which were classified as loans receivable, compared to $42.0 million during 2012.

The following table presents the Company’s loans held-for-sale portfolio, by loan type, for the periods indicated.

Table M — Loans held-for-sale

	As of December 31,
(In thousands)	2013	2012	2011	2010	2009
Loans held-for-sale, at fair value
Residential mortgage	$24,948	$—	$—	$—	$—
FHA/VA guaranteed residential	14,074	—	—	—	—

Total loans held-for-sale, at fair value	39,022	—	—	—	—
Loans held-for-sale, lower of cost or market
Residential mortgage	71,859	97,185	106,981	119,290	137,134
FHA/VA guaranteed residential	213,525	284,001	186,957	172,216	151,187
Commercial real estate	42,046	45,607	12,546	14,608	17,059
Commercial & industrial	31,534	11,262	11,787	13,155	15,550

Total loans held-for-sale, at lower of cost or market	358,964	438,055	318,271	319,269	320,930

Total loans held-for-sale	$397,986	$438,055	$318,271	$319,269	$320,930

Loans Receivable

Loans receivable are those held principally for investment purposes. These consist of residential mortgage, other consumer, commercial real estate, commercial & industrial, and construction & land loans which the Company has the intent and ability to hold for the foreseeable future, or until maturity or payoff.

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts), previous charge-offs, and the allowance for loan and lease losses. Deferred loan fees and costs and premiums and discounts are deferred at inception and amortized as an adjustment to interest income throughout the lives of the loans using the effective interest method.

As of December 31, 2013, the Company’s P.R. operations accounted for $3.6 billion, or 57%, of total gross loans receivable, compared to $3.9 billion, or 64%, as of December 31, 2012. The Company’s U.S. operations accounted for $2.7 billion, or 43%, and $2.2 billion, or 36%, as of the comparative periods, respectively. This shift in the portfolio mix between P.R. and U.S. loans is reflective of the continued aggressive growth in U.S. commercial loans while no new P.R. commercial loans have been made since 2008. Additionally, the great majority of new residential mortgage loans currently originated on the island are held-for-sale, while the Company’s existing residential mortgage loans held for investment are experiencing run-off.

Under P.R. Banking Law, the maximum aggregate amount in secured loans (defined as those loans which have collateral worth at least 25% more than the value of the loan) that Doral Bank may extend to a single borrower, as of December 31, 2013, was approximately $264.0 million. The Company’s largest aggregated indebtedness to a single borrower or a group of related borrowers, as of December 31, 2013, was approximately $98.5 million.

The following tables present the Company’s loans receivable portfolio, by loan type and geographical location, for the periods indicated.

Table N — Loans receivable, net

	As of December 31,
	2013			2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$2,892,538	$10,209	$2,902,747	$3,107,825	$12,141	$3,119,966
FHA/VA guaranteed residential	46,286	—	46,286	59,699	—	59,699
Other consumer	19,264	176	19,440	24,674	39	24,713

Total consumer	2,958,088	10,385	2,968,473	3,192,198	12,180	3,204,378

Commercial
Commercial real estate	420,365	698,562	1,118,927	479,495	631,569	1,111,064
Commercial & industrial	120,634	1,482,146	1,602,780	130,804	1,420,918	1,551,722
Construction & land	127,210	524,639	651,849	146,818	160,828	307,646

Total commercial	668,209	2,705,347	3,373,556	757,117	2,213,315	2,970,432

Loans receivable, gross	3,626,297	2,715,732	6,342,029	3,949,315	2,225,495	6,174,810

Less:
Allowance for loan & lease losses	(115,274)	(15,642)	(130,916)	(121,768)	(13,575)	(135,343)

Loans receivable, net	$3,511,023	$2,700,090	$6,211,113	$3,827,547	$2,211,920	$6,039,467

	As of December 31,
	2011			2010	2009
(In thousands)	PR	US	Total	Total	Total
Consumer
Residential mortgage	$3,327,208	$11,892	$3,339,100	$3,463,459	$3,611,410
FHA/VA guaranteed residential	95,062	—	95,062	187,473	168,569
Other consumer	38,448	38	38,486	59,187	86,531

Total consumer	3,460,718	11,930	3,472,648	3,710,119	3,866,510

Commercial
Commercial real estate	580,940	267,002	847,942	795,312	795,480
Commercial & industrial	133,330	1,194,166	1,327,496	722,106	311,258
Construction & land	177,529	97,368	274,897	361,034	542,560

Total commercial	891,799	1,558,536	2,450,335	1,878,452	1,649,298

Loans receivable, gross	4,352,517	1,570,466	5,922,983	5,588,571	5,515,808

Less:
Allowance for loan & lease losses	(94,400)	(8,209)	(102,609)	(123,652)	(140,774)

Loans receivable, net	$4,258,117	$1,562,257	$5,820,374	$5,464,919	$5,375,034

The following table sets forth certain information as of December 31, 2013, regarding the Company’s loans receivable portfolio based on remaining contractual maturity. Expected maturities may differ from contractual maturities because of prepayments and other market factors. Loans having no stated maturity, such as credit card loans, are reported as having a maturity over 5 years.

Table O — Loans receivable by contractual maturity

	As of December 31, 2013
(In thousands)	1 year or less	1 to 5 years	Over 5 years	Total
Consumer
Residential mortgage	$17,768	$85,997	$2,798,981	$2,902,746
FHA/VA guaranteed residential	427	714	45,145	46,286
Other consumer	405	1,504	17,532	19,441

Total consumer	18,600	88,215	2,861,658	2,968,473
Commercial
Commercial real estate	308,942	672,012	137,973	1,118,927
Commercial & industrial	78,433	737,289	787,058	1,602,780
Construction & land	345,894	293,592	12,363	651,849

Total commercial	733,269	1,702,893	937,394	3,373,556

Loans receivable, gross	$751,869	$1,791,108	$3,799,052	$6,342,029

Scheduled contractual amortization of loans receivable does not reflect the expected life of the Company’s loans receivable portfolio. The average life of these loans is substantially less than their contractual terms because of prepayments and, with respect to conventional mortgage loans, due-on-sale clauses, which give the Company the right to declare a conventional mortgage loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan rates are lower than rates on existing mortgage loans. Under the latter circumstance, the weighted-average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

The following table presents total loans receivable at December 31, 2013, with those loans having a contractual maturity of greater than one year disaggregated between fixed and variable- interest rate loans.

Table P — Loans receivable by fixed and variable rate

	As of December 31, 2013
(In thousands)	1 year or less	Fixed Rate	Variable Rate	Total
Consumer
Residential mortgage	$17,768	$2,884,978	$—	$2,902,746
FHA/VA guaranteed residential	427	45,859	—	46,286
Other consumers	405	19,036	—	19,441

Total consumer	18,600	2,949,873	—	2,968,473
Commercial
Commercial real estate	308,942	500,313	309,672	1,118,927
Commercial & industrial	78,433	242,569	1,281,778	1,602,780
Construction & land	345,894	80,170	225,785	651,849

Total commercial	733,269	823,052	1,817,235	3,373,556

Loans receivable, gross	$751,869	$3,772,925	$1,817,235	$6,342,029

The Company’s banking subsidiary originates both fixed and variable interest-rate loans. Unlike its portfolio of residential mortgage loans, which is comprised of only fixed-rate mortgage loans, a significant portion of the Company’s commercial loans receivable carry variable rates. At December 31, 2013, 2012 and 2011, approximately 37%, 28% and 23%, respectively, of the Company’s gross loans receivable were variable-rate loans. The increase in the percentage of variable-rate loans from 2011 to 2013 has been due to growth in the U.S. commercial loan portfolio over this time. The variable-rate commercial loans typically have interest-rate adjustment limitations and are generally tied to the prime rate, and often provide for a rate floor and ceiling beyond which the applicable interest rate will not fluctuate. Future market factors may affect the correlation of interest-rate adjustments on loans with the rate the Company pays on the different funding sources used to finance those loans. Please refer to Note 11 of the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding the Company’s portfolio of loans receivable.

Investment and Trading Activities

Doral Financial originates, purchases, securitizes and sells mortgage-backed securities. Generally, the FHA and VA loans that the Company originates are securitized into GNMA mortgage backed securities, recorded as held for trading securities and sold for cash through broker dealers.

Securities held for trading are recorded at their fair market value with resulting gains or losses included in current period earnings as part of net gain (loss) on trading assets and derivatives. See “Critical Accounting Policies—Valuation of Trading Securities and Derivatives” above for additional information on how Doral Financial determines the fair value of its trading securities. Net losses on trading assets and derivatives totaled $8.9 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively, and net gains on trading assets and derivatives totaled $4.0 million for the year ended December 31, 2011. See the Non-Interest Income section for additional information regarding the trading gains and losses. Additionally, securities held for trading also include interest-only strips and derivatives. The derivatives serve as economic hedges on the Company’s MSRs and secondary market activities. At December 31, 2013, securities held for trading totaled $25.4 million.

As of December 31, 2013, Doral Financial held $248.6 million of investment securities that were classified as available for sale and reported at fair value based on quoted or evaluated market prices, with unrealized gains or losses included in stockholders’ equity and reported as accumulated other comprehensive income, net of income tax expense in Doral Financial’s consolidated statement of financial condition. At December 31, 2013, Doral Financial had unrealized losses in AOCI of approximately $2.8 million, compared to unrealized gains of $2.0 million at December 31, 2012, related to its available for sale portfolio.

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity (on which principal and interest are considered recoverable), Agency Securities, and Non-Agency CMOs.

During the years ended December 31, 2013 and 2012, the Company sold approximately $32.1 million and $513.0 million, respectively of securities available for sale. Additionally, as of December 31, 2013 and 2012, the Company purchased $144.9 million and $509.3 million, respectively of available for sale securities and recognized gains on the sale of investment securities available for sale of $0.3 million and $5.9 million for the corresponding period.

A detailed cash flow analysis of certain securities in unrealized loss positions was performed by the Company during 2012 to assess whether they had OTTI. The Company used a third party provider to generate cash flow forecasts of each security reviewed based on a combination of management and market driven assumptions and securitization terms, including remaining payment term of the security, prepayment speed, the estimated amount of loans expected to become seriously delinquent over the life of the security, the estimated life-time severity rate, estimated losses over the life of the security, underlying loan characteristics, the level of subordination within the security structure, expected housing price changes and interest rate assumptions.

As a result of its review of the portfolio, during the first quarter of 2012, Puerto Rico Non-Agency CMOs and other privately issued securities reflecting unrealized losses were marked to market with losses recorded in the consolidated statement of operations and an OTTI adjustment of $6.4 million was recognized on securities form the Non-Agency CMO portfolio and other Puerto Rico privately issued securities. The Company intended to sell the securities evaluated for OTTI and, when the intention to sell was reached, the book value of the securities was written down to the estimated market value obtained from broker dealers. These securities were subsequently sold in the second quarter of 2012 at an additional loss of approximately $87,000.

During 2012, higher default and loss assumptions driven by higher delinquencies in Puerto Rico, primarily due to the effect of increased unemployment and general recessionary conditions have resulted in higher default and loss estimates on the Puerto Rico Non-Agency CMOs. For the remainder of the Company’s securities portfolio which had experienced decreases in the fair value, the decline is considered to be temporary as the

Company expects to recover the entire amortized cost basis on the securities and neither intends to sell these securities nor is it more likely than not that it will be required to sell these securities. Therefore, the difference between the amortized cost basis and the market value of the securities is recorded in accumulated other comprehensive income.

Once an OTTI credit loss is recognized, the investment is adjusted to a new amortized cost basis equal to the previous amortized cost basis less the amount of the loss recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income. No OTTI losses were recognized in earnings for the year ended December 31, 2013.

The following table summarizes Doral Financial’s securities holdings as of December 31, 2013.

Table Q — Investment Securities

	As of December 31,
	2013			2012			2011
(In thousands)	Held for Trading	Available for Sale	Total Investment Securities	Held for Trading	Available for Sale	Total Investment Securities	Held for Trading	Available for Sale	Total Investment Securities
Mortgage-backed securities:
Agency MBSs	$—	$173,317	$173,317	$—	$207,105	$207,105	$—	$360,489	$360,489
CMOs of government sponsored agencies	—	5,170	5,170	—	6,912	6,912	—	32,949	32,949
Non-agency CMOs	524	—	524	619	—	619	722	5,622	6,344
Other MBS	—	—	—	—	—	—	—	25,476	25,476
Variable rate IOs	24,533	—	24,533	41,547	—	41,547	43,713	—	43,713
Fixed rate IOs	83	—	83	122	—	122	164	—	164
U.S. government sponsored agencies	—	44,976	44,976	—	44,981	44,981	—	44,994	44,994
Derivatives	286	—	286	15	—	15	204	—	204
Other	—	25,178	25,178	—	28,678	28,678	—	13,659	13,659

Total	$25,426	$248,641	$274,067	$42,303	$287,676	$329,979	$44,803	$483,189	$527,992

For additional information regarding the composition of Doral Financial’s investment securities, refer to notes 6, 7 and 8 to the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Doral Financial has an ongoing need for capital to finance its lending, servicing and investing activities. The Company’s cash requirements arise mainly from loan originations and purchases of loans, purchases and holding of securities, repayment of debt upon maturity, payment of operating and interest expenses, servicing advances and loan repurchases pursuant to recourse or warranty obligations. Sources of funds include deposits, advances from FHLB and other borrowings, proceeds from the sale of loans and of certain available for sale investment securities and other assets, payment from loans held on the balance sheet and cash income from assets owned, including payments from owned mortgage servicing rights and interest only strips. The Company’s Asset and Liability Committee establishes and monitors liquidity guidelines to ensure the Company’s ability to meet these needs. Doral Financial believes that it will continue to have adequate liquidity, financing arrangements and capital resources to finance its operations in the ordinary course of business and we are working to implement strategies to strengthen the Company’s financial position.

Liquidity of the Parent Company

The parent company’s principal uses of funds are the payment of its obligations, primarily the payment of principal and interest on its debt obligations and its operating expenses. Beyond the amount of unencumbered liquid assets on its balance sheet, the main sources of funds for the holding company are principal and interest payments on its portfolio of loans, securities retained on its balance sheet and dividends from its subsidiaries, including Doral Bank and Doral Insurance Agency. The Written Agreement with the FRBNY, applicable to the holding company and the Consent Order with the FDIC and the Office of the Commissioner, applicable to Doral Bank, require prior regulatory approval for the payment of any dividends from Doral Bank to the holding company. In addition, various federal and Puerto Rico statutes and regulations limit the amount of dividends that the Company’s banking and other subsidiaries may pay without regulatory approval. No restrictions exist on the dividends available from Doral Insurance Agency, other than those generally applicable under the Puerto Rico corporation law.

Liquidity is managed both at the parent company level, as well as at the level of the Company’s banking and non-banking subsidiaries.

Liquidity of Doral Financial Corporation

During the next twelve months the Company will have to repay approximately $617.9 million in borrowings. The Company anticipates that financing will continue to be available from its deposit customer base, deposits acquired in the markets, collateralized borrowings from the FHLB, collateralized loan obligations, and other sales or securitizations of certain assets. The Company believes that its cash and other current assets, its cash generated from operations, as well as its access to financing sources, are sufficient to meet its operating needs for the next twelve months. In addition, we are developing and evaluating alternative strategic initiatives to improve our capital structure and therefore the Company’s ability to finance its operations and growth opportunities.

We do not have the authority to implement any strategic transaction affecting our or Doral Bank’s regulatory orders without first obtaining the prior consent of our and Doral Bank’s regulators. Accordingly, management may only explore strategic alternatives that it may determine to review with our regulatory authorities. Management has not sought approval for any such transaction from the FRBNY, the FDIC or the Office of the Commissioner and there is no guaranty that management may develop an alternate strategic plan for which management may seek authority from our regulators to implement.

In summary, the Company finances its activities through its cash on hand, deposit acquisition, securities available for sale, borrowings and cash generated from operating activities. The Company’s primary cash outflows include payment of interest on its obligations, lending activities, investment activities, operating expenses, and repayment of borrowings. As of December 31, 2013, the Company had unrestricted cash and securities available for sale totaling $708.8 million and generated $191.2 million of cash from operations during 2013 (excluding financing and investing activities).

During 2009, the Company announced that, in order to maintain an appropriate liquidity position, the board of directors approved the suspension of the payment of dividends on all of its outstanding series of cumulative and non-cumulative preferred stock. The suspension of dividends is effective and commenced with the dividends for the month of April 2009 for the Company’s noncumulative preferred stock and the dividends for the second quarter of 2009 for the Company’s cumulative preferred stock. In addition, Doral Financial has not paid dividends on the Company’s common stock since April 2006.

The following items have impacted the Company’s liquidity, funding activities and strategies during 2013 and 2012:

•	meeting the collateral requirements in relation to non-wire transaction activities cleared through the Federal Reserve System;

•	suspension of payment of dividends on outstanding preferred stock;

•	early repayment of debt;

•	sales of investment securities;

•	repayment of certain long-term callable certificates of deposit;

•	repurchases of GNMA defaulted loans;

•	limitations on the use of brokered deposits as a result of the Consent Order with the FDIC and the Office of the Commissioner and subsequent brokered deposit waivers obtained from the FDIC;

•	commencing during the third quarter of 2013, limitation on new borrowings from the FHLB to a maximum of thirty days;

•	adoption of an initiative to moderately-shorten the term on brokered certificates of deposit to improve earnings;

•	launch of alternative deposit channels such as Doral Direct internet platform and deposit listing services;

•	expanding deposit origination activities in Florida and New York markets;

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

Liquidity of the Banking Subsidiary

Doral Financial’s liquidity and capital position at the holding company differ from the liquidity and capital position of the Company’s banking subsidiary. Doral Bank relies primarily on deposits, including brokered deposits, borrowings under advances from FHLB, collateralized loan arrangements and repurchase agreements secured by pledges of its securities portfolio and other borrowings. Doral Bank has significant investments in loans, which together with the owned mortgage servicing rights; serve as a source of cash from interest and principal received from loan customers. The market liquidity conditions in the national markets for mortgages have improved considerably since 2008.

Cash Sources and Uses

The Company’s sources of cash as of December 31, 2013 include retail and commercial deposits, borrowings under advances from FHLB, principal repayments and sales of loans and investment securities.

Management does not contemplate material uncertainties in the rolling over of deposits, both retail and wholesale, and is not engaged in capital expenditures that would materially affect the capital and liquidity positions. However, on a quarterly basis, as required under the Consent Order with the FDIC and the Office of the Commissioner, Doral Bank must request authorization from the FDIC to replace a percentage of maturing brokered certificates of deposit. In addition, Doral Bank maintains borrowing facilities with the FHLB and at the discount window of the Federal Reserve, and has available collateral that can be used to raise funds under these facilities. In the third quarter of 2013, the FHLB informed Doral Bank that due to the deterioration in its financial condition, all new borrowings granted by the FHLB would be for a maximum of thirty days.

Doral Financial’s uses of cash as of December 31, 2013 include the origination and purchase of loans, the purchase of investment securities, the repayment of obligations as they become due and other operational needs. The Company is also required to deposit cash or qualifying securities to meet margin and collateral requirements. To the extent that the value of securities previously pledged as collateral declines due to changes in interest rates, a liquidity crisis or any other factor, the Company will be required to deposit additional cash or securities to meet its margin requirements, thereby adversely affecting its liquidity, results of operations, and financial condition.

Primary Sources of Cash

The following table presents Doral Financial’s sources of borrowings and the related average interest rates as of December 31, 2013 and 2012:

Table R — Sources of Borrowings

	As of December 31,
	2013		2012
(Dollars in thousands)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Deposits	$4,997,255	0.94%	$4,628,864	1.25%
Repurchase Agreements	—	—%	189,500	2.61%
Advances from FHLB	1,117,203	3.16%	1,180,413	3.09%
Loans Payable	277,815	2.28%	270,175	2.13%
Notes Payable	1,033,126	2.99%	1,043,887	3.23%

As of December 31, 2013, Doral Financial’s banking subsidiary held approximately $4.6 billion in interest-bearing deposits at a weighted-average interest rate of 1.21%. For additional information on the Company’s sources of borrowings please refer to Notes 18 to 23 of the accompanying consolidated financial statements.

The following table presents the average balance and the annualized average rate paid on each deposit type for the periods indicated:

Table S — Average Deposit Balance

	Year Ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Certificates of deposit	$1,496,456	1.21%	$833,858	1.31%	$642,222	1.94%
Brokered deposits	1,737,190	1.62%	2,121,389	2.06%	2,226,827	2.79%
Regular passbook savings	319,248	0.50%	379,890	0.48%	407,516	0.88%
NOW accounts and other transaction accounts	731,036	0.65%	782,312	0.74%	802,736	1.19%
Money market accounts	226,534	0.85%	119,978	0.92%	67,636	1.06%

Total interest-bearing	4,510,464	1.21%	4,237,427	1.50%	4,146,937	2.13%
Non-interest bearing	359,129	—%	324,274	—%	296,029	—%

Total deposits	$4,869,593	1.12%	$4,561,701	1.39%	$4,442,966	1.99%

The following table sets forth the maturities of certificates of deposit having principal amounts of $100,000 or more at December 31, 2013.

Table T — Certificates of Deposit Maturities

(In thousands)	December 31, 2013
Certificates of deposit maturing:
Three months or less	$480,696
Over three months through six months	341,115
Over six months through twelve months	814,483
Over twelve months	1,165,899

Total	$2,802,193

The amounts in Table T, include $1.2 billion in brokered deposits issued in denominations greater than $250,000 to broker-dealers, but within the applicable FDIC insurance limit of $250,000.

As of December 31, 2013 and December 31, 2012, Doral Financial had approximately $1.4 billion and $2.0 billion, respectively, in brokered deposits which include certificates of deposit and money market deposits. Brokered deposits are used by Doral Bank as a source of long-term funds. Historically, Doral Bank has been able to replace maturing brokered deposits as needed. Brokered deposits, however, are generally considered to be a somewhat less stable source of funding than deposits obtained through retail bank branches as brokered-deposit investors are generally more sensitive to interest rates and sometimes move funds from one depository institution to another based on minor differences in rates offered on deposits. In addition, as discussed above, Doral Bank, is required to obtain approval from the FDIC to accept, renew or rollover brokered deposits pursuant to the Consent Order with the FDIC and the Office of the Commissioner.

During 2013, the Company cancelled, before maturity, approximately $354.3 million in callable brokered certificates of deposit with a loss on early repayment of debt which totaled $1.0 million for the year ended December 31, 2013.

Doral Bank, as a member of the FHLB, has access to collateralized borrowings from the FHLB up to a maximum of 30% of total assets. In addition, the FHLB makes available additional borrowing capacity in the form of repurchase agreements on qualifying high grade securities. Advances and reimbursement obligations with respect to letters of credit must be secured by qualifying assets with a market value of 100% of the advances or reimbursement obligations. As of December 31, 2013, Doral Bank had $1.1 billion in outstanding advances from the FHLB at a weighted-average interest rate of 3.16%. In the third quarter of 2013, the FHLB informed Doral Bank that due to the deterioration in its financial condition, all new borrowings granted by the FHLB would be for a maximum of thirty days. Refer to note 21 to the consolidated financial statements accompanying this Annual Report on Form 10-K for additional information regarding such advances.

During 2013, the Company cancelled before maturity approximately $220.0 million in advances from FHLB with a loss on early repayment of debt of $0.4 million for the year ended December 31, 2013.

During 2013, the Company also cancelled before maturity approximately $3.0 million and $189.5 million in AFICA notes payable and securities sold under agreements to repurchase, respectively, with a net loss on early repayment of debt of $1.2 million for the year ended December 31, 2013.

Doral Financial also derives liquidity from the sale of mortgage loans in the secondary mortgage markets. The US (including Puerto Rico) secondary mortgage market is the most liquid in the world in large part because of the sale, securitization or guarantee programs maintained by FHA, VA, HUD, FNMA, GNMA and FHLMC. To the extent these programs are curtailed or the standard for insuring or selling loans under such programs is materially increased, or, for any reason, Doral Financial were to fail to qualify for such programs, Doral Financial’s ability to sell mortgage loans and consequently its liquidity would be materially adversely affected.

Other Uses of Cash

Servicing agreements relating to the MBS programs of FNMA, FHLMC and GNMA, and to mortgage loans sold to certain other investors, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. While the Company generally recovers funds advanced pursuant to these arrangements within a reasonable time, it must absorb the cost of funding these advances during the time they are outstanding. For the year ended December 31, 2013, the average outstanding principal balance of funds advanced by the Company under such servicing agreements was approximately $90.1 million, compared to $76.9 million for the corresponding period of 2012. To the extent the mortgage loans underlying the Company’s servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

In the past, the Company sold pools of delinquent FHA, VA and conventional mortgage loans. Under these arrangements, the Company is required to advance the scheduled payments whether or not collected from the underlying borrower. While the Company expects to recover the amounts advanced through foreclosure or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the initial delinquent status of the loans. As of December 31, 2013 and 2012, the outstanding principal balance of such delinquent loans was $73.1 million and $89.2 million, respectively, and the average aggregate monthly amount of funds advanced by the Company was $11.5 million and $13.2 million, respectively.

When the Company sells mortgage loans to third parties (which serve as a source of cash) it also generally makes customary representations and warranties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics; investors are generally entitled to require the Company to repurchase such loans.

In addition to its servicing and warranty obligations, in the past the Company’s loan sale activities have included the sale of non-conforming mortgage loans subject to recourse arrangements that generally require the Company to repurchase or substitute the loans if the loans are 90 days or more past due or otherwise in default up to a specified amount. These obligations may be limited to a period of time after the sale. To the extent the delinquency ratios of the loans sold subject to recourse are greater than anticipated and the Company is required to repurchase more loans than anticipated, the Company’s liquidity requirements would increase. Refer to “Off-Balance Sheet Activities” below for additional information on these arrangements.

In the past, the Company sold or securitized mortgage loans with FNMA on a partial or full recourse basis. The Company’s contractual agreements with FNMA authorize FNMA to require Doral Financial to post collateral in the form of cash or marketable securities to secure such recourse obligation to the extent the Company does not maintain an investment grade rating. As of December 31, 2013, the Company’s maximum recourse exposure with FNMA totaled $310.0 million and required the posting of a minimum of $44.0 million in collateral to secure recourse obligations. While considered unlikely by the Company, FNMA has the contractual right to request collateral for the full amount of the Company’s recourse obligations. Any such request by FNMA would have a materially adverse effect on the Company’s liquidity and business. Refer to note 28 of the accompanying consolidated financial statements and “Off-Balance Sheet Activities” below for additional information on these arrangements.

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

Assets and Liabilities

Doral’s assets totaled $8.5 billion at December 31, 2013 and 2012 with total assets as of December 31, 2013, increasing $14.4 million or 0.2% when compared to December 31, 2012. This increase was due to growth in loans net of the allowance for loan and lease losses of $171.6 million, an increase in real estate held for sale of $18.9 million and additional mortgage servicing advances of $17.1 million, partially offset by a decrease in cash of $80.2 million, a net reduction of $59.4 million in investment securities and a decrease in other assets of $16.5 million. The increase in loans was driven by growth in commercial real estate and commercial and industrial loans in the U.S portfolio of $492.0 million, partially offset by decreases in Puerto Rico mortgage loans outstanding of $228.7 million and loans held for sale of $40.1 million. The reduction in securities is due mostly to the sale of mortgage backed securities totaling $32.1 million during 2013 as part of the Company’s strategy to reduce its exposure to securities and increase its loan exposure. There was a $33.7 million decrease in cash balances related to the quarterly remittance of principal and interest payments to the CLO bondholders. The DTA and prepaid taxes increased $6.3 million and $0.8 million, respectively, mostly as a result of faster growth in the deferred tax asset compared to the associated valuation allowance and increases in deferred federal income tax and the AMT credit of $1.6 million and $0.8 million, respectively.

Total liabilities were $7.8 billion at December 31, 2013, compared to $7.6 billion at December 31, 2012. The $114.7 million or 1.5% increase in total liabilities as of December 31, 2013, when compared to December 31, 2012, was due to an increase of $368.4 million in deposits, partially offset by decreases of $189.5 million and $63.2 million in securities sold under agreements to repurchase and advances from the FHLB, respectively. Total deposits increased as the Company grew its retail deposits base by $950.7 million, which is mostly attributable to continued growth of the U.S. customer base in Florida and New York, partially offset by a $582.4 million decrease in brokered deposits, as the Company cancelled callable brokered deposits of approximately $354.3 million before their maturity. During the year ended December 31, 2013, the Company elected to cancel, prior to their scheduled maturity, securities sold under agreements to repurchase in order to more efficiently manage its interest expense. Accordingly, the Company does not have any securities sold under agreements to repurchase as of December 31, 2013.

Capital

Doral Financial reported total equity of $735.3 million at December 31, 2013, compared to $835.7 million at December 31, 2012. The Company reported accumulated other comprehensive loss (net of tax) of $2.8 million as of December 31, 2013, compared to other comprehensive income (net of tax) of $2.0 million as of December 31, 2012.

On June 27, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of the Commonwealth of Puerto Rico to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 19, 2013 with a reverse stock split ratio of between 1-for-15 and 1-for-25 to be determined by the Company’s Board of Directors. The Board of Directors determined a ratio of 1-for-20 for the Reverse Stock Split on June 24, 2013. The Amendment became effective at 4:00pm Eastern Time on June 28, 2013. Upon the effective date of the Reverse Stock Split, every twenty (20) shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock without any change to the par value per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 130,601,272 shares to 6,530,064 shares, and the authorized shares of common stock were reduced from 300,000,000 to 15,000,000. As of December 31, 2013, the number of shares of the Company’s common stock outstanding was 6,648,396. The Reverse Stock Split had no effect on the Company’s authorized shares of preferred stock, which remains at 40 million authorized shares. However, the Reverse Stock Split did have an effect on the preferred stock conversion factor. Stock options and shares of restricted stocks outstanding also reflect the Reverse Stock Split effect.

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

Off-balance sheet activities

In the ordinary course of business, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans at the time of loan sales to third parties regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the years ended December 31, 2013 and 2012, repurchases pursuant to representations and warranties totaled $6.3 million and $10.2 million, respectively. These repurchases were recorded at fair value and no significant losses were incurred.

In the past, in relation to its asset securitization and loan sale activity, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statements of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal and interest regardless of whether they are collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, as a result of the delinquent status of the loans, the amounts advanced tend to be greater than normal. As of December 31, 2013 and 2012, the outstanding principal balance of such delinquent loans totaled $73.1 million and $89.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute loans that become 90-120 days or more past due or are otherwise in default. The Company is also required to pay interest on delinquent loans in the form of servicing advances. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years), (ii) the lapse of time combined with certain other conditions such as the unpaid principal balance of the mortgage loans falling below a specific percentage (normally less than 80%) of the appraised value of the underlying property or (iii) the amount of loans repurchased pursuant to recourse provisions reaching a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2013 and 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $424.3 million and $531.2 million, respectively. As of both dates, the Company’s records also reflected that the maximum contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $383.3 million and $476.7 million, respectively. Doral Financial’s contingent obligation with respect to such recourse provisions is not reflected on Doral Financial’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults. For the years ended December 31, 2013 and 2012, the Company repurchased at fair value $21.2 million and $9.6 million of loans, respectively, pursuant to recourse provisions.

The Company estimates its liability for expected losses from recourse obligations based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

Doral Financial reserves for its exposure to recourse totaled $6.6 million and $8.8 million, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $5.1 million and $5.8 million as of December 31, 2013 and 2012, respectively. For additional information regarding sales of delinquent loans please refer to “Liquidity and Capital Resources” above.

The following table presents the changes in the Company’s liability for estimated losses from recourse agreements, included within accrued expenses and other liabilities in the statement of financial condition, for each of the periods shown:

Table U — Recourse liability activity

	Years ended December 31,
(In thousands)	2013	2012
Balance at beginning of period	$8,845	$10,977
Net charge-offs / termination	(2,817)	(1,747)
Provision (Reversal) for recourse liability	592	(385)

Balance at end of period	$6,620	$8,845

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

The Company purchases mortgage loans and simultaneously enters into a sale and securitization agreement with the same counterparty, essentially a forward contract that meets the definition of a derivative during the period between the trade and settlement dates.

A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying contract with the third party. The amount of the letter of credit represents the maximum amount of credit risk that could be undertaken by the Company in the event of non-performance by the customer. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Contractual obligations and other commercial commitments

The tables below summarize Doral Financial’s contractual obligations, on the basis of remaining maturity or first call date, whichever is earlier, and other commercial commitments, as of December 31, 2013.

Table V — Contractual obligations

	Payment Due By Period
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Deposits	$4,997,255	$3,769,594	$1,157,485	$70,061	$115
Advances from the FHLB	1,117,203	592,080	525,123	—	—
Loans payable(1)	277,815	24,216	245,195	1,799	6,605
Notes payable	1,033,126	1,570	100,026	43,329	888,201
Other liabilities	146,815	146,815	—	—	—
Non-cancelable operating leases	82,555	9,349	20,897	18,949	33,360

Total contractual cash obligations	$7,654,769	$4,543,624	$2,048,726	$134,138	$928,281

(1)

Consist of secured borrowings with local financial institutions, collateralized by residential mortgage loans at variable interest rates tied to 3-month LIBOR. Certain loans included herein are not subject to scheduled re-payments, but are required to be repaid according to the regular amortization and prepayments of the underlying mortgage loans. For these loans the Company used a CPR of 6.00% to estimate the repayments. Loans payable also includes a certain secured borrowing with a financial institution with a maturity date no later than May 26, 2016.

Table W — Other Commercial Commitments

	Amount of Commitment Expiration Per Period
(In thousands)	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Commitments to extend credit	$500,297	$77,288	$386,876	$16,790	$19,343
Commitments to sell loans	305,123	305,123	—	—	—
Maximum contractual recourse exposure	383,310	—	—	—	383,310

Total	$1,188,730	$382,411	$386,876	$16,790	$402,653

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

Doral Financial’s risk management policies are designed with the goal of maximizing shareholder value with emphasis on stability of net interest income and market value of equity. These policies are also targeted to remain well capitalized, preserve adequate liquidity, and meet various regulatory requirements. The objectives of Doral Financial’s risk management policies are pursued within the limits established by our Board of Directors of the Company. The Board of Directors has delegated the oversight of interest rate and liquidity risks to its Risk Policy Committee.

Doral Financial’s Asset/Liability Management Committee has been created under the authority of our Board of Directors to manage the Company’s interest rate, market value of equity and liquidity risk. The ALCO is primarily responsible for ensuring that Doral Financial operates within the Company’s established asset/liability management policy guidelines and procedures. The ALCO reports directly to the Risk Policy Committee of the Board of Directors.

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

As part of its interest rate risk management practices, Doral Financial has implemented measures to identify the interest rate risk associated with the Company’s assets, liabilities and off-balance sheet activities. We have also developed policies and procedures to control and manage these risks and continues to improve its interest rate risk management practices. The Company currently manages its interest rate risk by principally focusing on the following metrics: (i) net interest income sensitivity; (ii) market value of equity sensitivity (“MVE”); (iii) effective duration of equity; and (iv) maturity/repricing gaps. Doral Financial’s Asset/Liability Management Policies provide a limit structure based on these four metrics. A single limit is defined for effective duration of equity. Net interest income sensitivity limits are set for instantaneous parallel rate shifts. Specific parallel rate shifts defined for net interest income and market value equity limits are -100 bps and +100 bps. Net interest income sensitivity limits are established for different time horizons. Additional limits are defined for maturity/repricing mismatches; however management continues to emphasize risk management and controls based on net interest income and MVE sensitivity as these measures incorporate the effect of existing asset/liability mismatches. The explanations below provide a brief description of the metrics used by the Company and the methodologies/assumptions employed in the estimation of these metrics:

•

Net Interest Income Sensitivity.     This metric refers to the relationship between market interest rates and net interest income due to the maturity mismatches and repricing characteristics of our interest-earning assets, interest-bearing liabilities and off-balance sheet positions. To measure net interest income exposure to changes in market interest rates, the Company uses earnings simulation techniques. These simulation techniques allow for the forecasting of net interest income and expense under various rate scenarios for the measurement of interest rate risk exposures for us. Primary scenarios include instantaneous parallel and non-parallel rate shocks. Net interest income sensitivity is measured for time horizons ranging from twelve to sixty months and as such, serves as a measure of short to medium term earnings risk. The basic underlying assumptions used in net interest income simulations are: (i) the Company maintains a static balance sheet; (ii) full reinvestment of funds in similar products/instruments with similar maturity and repricing characteristics; (iii) spread assumed constant; (iv) prepayment rates on mortgages and mortgage related securities are modeled using a multi-factor prepayment model; (v) non-maturity deposit decay and price elasticity assumptions are incorporated, and (vi) evaluation of embedded options is also taken into consideration. To complement and broaden the analysis of earnings at risk the Company also performs earnings simulations for longer time horizons.

•

Market Value of Equity Sensitivity.     This metric is used to capture and measure the risks associated with longer-term maturity and re-pricing mismatches. Doral Financial uses value simulation techniques for all financial components of the consolidated statement of financial condition. Valuation techniques include static cash flow analyses and stochastic models to qualify the value of embedded options and prepayment modeling. To complement and broaden the risk analysis, the Company uses duration and convexity analysis to measure the sensitivity of the MVE to changes in interest rates. Duration measures the linear change in MVE caused by changes in interest rates, while convexity measures the asymmetric changes in MVE caused by changes in interest rates due to the presence of options. The analysis of duration and convexity combined provide a better understanding of the sensitivity of the MVE to changes in interest rates.

•

Effective Duration of Equity.     Under this metric, the effective duration of equity is a broad measure of the impact of interest rate changes on Doral Financial’s economic capital. The measure summarizes the net sensitivity of assets and liabilities, adjusted for off-balance sheet positions.

Interest Rate Risk Management Strategy

Doral Financial’s current interest rate management strategy is implemented by the ALCO and is focused on reducing the volatility of the Company’s earnings and to protect the MVE. While the current strategy uses a combination of derivatives and balance sheet management, more emphasis is placed on balance sheet management.

Net Interest Income Risk.     In order to protect net interest income against interest rate risk, the ALCO employs a number of tactics which are evaluated and adjusted in relation to prevailing market conditions. Internal balance sheet management practices are designed to reduce the re-pricing gaps between the Company’s assets and liabilities.

Market Value of Equity Management Strategies.     Due to the composition of Doral Financial’s assets and liabilities, the Company has earnings exposure to rising interest rates. The Company measures the market value of all rate sensitive assets, liabilities and off-balance sheet positions; and the difference between assets and liabilities, adjusted by off-balance sheet positions, is termed MVE. The Company measures how the MVE fluctuates with different rate scenarios to measure risk exposure of economic capital or MVE. Management uses duration matching strategies to manage the fluctuations of MVE within the long-term targets established by the Board of Directors of the Company.

Duration Risk.     Duration is a measure of the impact (in magnitude and direction) of changes in interest rates on the economic value of financial instruments. In order to bring duration measures within the policy thresholds established by the Company, management may use a combination of internal liability management techniques and derivative instruments. Derivatives such as interest rate swaps, Treasury futures, Eurodollar futures and forward contracts may be entered into as part of the Company’s risk management strategy.

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

Hedging the various sources of interest rate risk related to mortgage banking activities is a complex process that requires sophisticated modeling, continuous monitoring and active management. While Doral Financial balances and manages the various aspects relating to mortgage activities, there are potential risks to earnings associated with them. Some of these potential risks are:

•

The valuation of MSRs is recorded in earnings immediately within the accounting period in which the changes in value occur, whereas the impact of changes in interest rates are reflected in originations with a time lag while the effect on servicing fee income occurs over time. Thus, even when mortgage activities could be protected from adverse changes in interest rates over a period of time (on a cumulative basis) they may display large variations in income from period to period.

•	The degree to which the “natural hedge” associated with mortgage banking (i.e., originating and servicing) offsets changes in servicing asset valuations may be imperfect, as it may vary over time.

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

The risk profile of the Company is managed by use of natural offsets generated by different components of the balance sheet as a result of the normal course of business operations and through active hedging activities by means of both on-balance sheet and off-balance sheet transactions (i.e., derivative instruments) to achieve targeted risk levels.

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

The Company measures interest rate risk and has specific targets for various market rate scenarios. General assumptions for the measurement of interest income sensitivity are: (i) rate shifts are parallel and instantaneous throughout all benchmark yield curves and rate indexes; (ii) behavioral assumptions are driven by simulated market rates under each scenario (i.e., prepayments, repricing of certain liabilities); and (iii) a static balance sheet is assumed with cash flows reinvested at forecasted market rates (i.e., forward curve, static spreads) in similar instruments. For net interest income, the Company monitors exposures and has established limits for time horizons ranging from one up to three years, although for risk management purposes earning exposures are forecasted for longer time horizons.

The following tables present the risk profile of Doral Financial (taking into account the derivatives set forth below) under 100-basis point parallel and instantaneous increases or decreases in interest rates, as of December 31, 2013 and 2012:

Table X — Risk Profile

As of December 31, 2013	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(9.7)%	1.0%
– 100 BPS	11.5%	1.3%

As of December 31, 2012	Market Value of Equity Risk	Net Interest Income Risk(1)
+ 100 BPS	(6.4)%	0.7%
– 100 BPS	6.5%	(0.1)%

(1)	Based on 12-month forward change in net interest income.

The net interest income (“NII”) sensitivity measure to a 100 basis point parallel and instantaneous rate increase, based on a 12-month horizon, changed from 0.7% to 1.0% when comparing December 31, 2012 to 2013. The effect is mainly driven by net interest income expansion.

As of December 31, 2013, the MVE showed higher sensitivity to rising interest rates when compared to December 31, 2012. MVE sensitivity to an increase of 100 basis points in market rates changed from (6.4)% in 2012 to (9.7)% in 2013. The Company continues to actively manage the balance sheet mismatches to maintain an interest rate risk profile in line with defined targets mainly through the use of on-balance sheet strategies. The higher interest rate sensitivity of the company’s balance sheet is driven by the increase in the US portfolio which is in excess of 80% tied to floating rates and contains more shorter lived assets compared to the Company’s remaining portfolio. In addition, the average life-to-maturity of the Company’s liabilities has decreased as a result of aggressively reducing longer term brokered deposits and replacing them with retail deposits, as well as having to replace a portion of its maturing FHLB term debt with shorter term 30 day FHLB advances.

The following table presents the Company’s investment portfolio sensitivity to changes in interest rates. The analysis below assumes parallel and instantaneous increases and decreases of interest rates as of December 31, 2013 and 2012.

Table Y — Investment Portfolio Sensitivity

(In thousands)	Change in Fair Value of Available for Sale Securities
Change in Interest Rates (Basis Points)	As of December 31,
	2013	2012
+ 100	$(14,010)	$(12,974)
Base	—	—
– 100	10,534	6,844

Derivatives.     As described above, the Company uses derivatives to manage its exposure to interest rate risk caused by changes in market interest rates. Derivatives are generally either privately negotiated over-the-counter contracts or standard contracts transacted through regulated exchanges. OTC contracts generally include swaps, caps and collars, forwards and options. Exchange-traded derivatives include futures and options. However, the Company has also designated its interest-rate lock commitments with borrowers as derivatives, in accordance with the applicable accounting guidance.

Freestanding Derivatives.     Doral Financial uses derivatives to manage interest-rate risk related to our mortgage loans origination business and generally accounts for such instruments on a mark-to-market basis, with gains or losses charged to earnings as part of net gain (loss) on trading assets and derivatives in the period they occur. Contracts with positive fair values are recorded as assets and contracts with negative fair values as liabilities, after the application of netting arrangements. The fair values of derivatives entered into via regulated exchanges are determined by market prices. The fair values of derivatives purchased in the OTC market are determined by valuation models and validated with prices provided by external sources. The interest-rate lock commitments into which the Company enters with borrowers are also deemed freestanding derivatives, with their fair values based on market prices for similar loans, adjusted for unobservable inputs. The notional amounts of freestanding derivatives totaled $60.0 million and $125.0 million as of December 31, 2013 and 2012, respectively. Notional amounts indicate the volume of derivative activity, but do not represent Doral Financial’s exposure to market or credit risk.

Derivatives – Hedge Accounting.     Doral Financial designates derivatives under hedge accounting guidelines when it can clearly identify an asset or liability that can be hedged pursuant to the hedge accounting guidelines. At December 31, 2013 and 2012, the Company did not have derivatives designated as hedges under hedge accounting guidelines.

The following table summarizes the total derivatives positions at December 31, 2013 and 2012 and their respective designations.

Table Z — Derivative positions

	At December 31,
	2013		2012
(In thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives
Forward contracts	$45,000	$286	$125,000	$(127)
Interest rate lock commitments	15,018	187	—	—

	$60,018	$473	$125,000	$(127)

The following tables include the fair values of Doral Financial’s freestanding derivatives as well as the source of the fair values.

Table AA — Fair value reconciliation

(In thousands)	Year ended December 31, 2013
Fair value of contracts outstanding at the beginning of the period	$(127)
Changes in fair values during the period	600

Fair value of contracts outstanding at the end of the period	$473

Table BB — Sources of fair value

As of December 31, 2013

(In thousands)	Payments Due by Period
	Maturity less than 1 Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in excess of 5 Years	Total Fair Value
Prices provided by external sources	$286	$—	$—	$—	$286
Prices actively quoted(1)	187	—	—	—	187

	$473	$—	$—	$—	$473

(1)	The fair value of the interest rate lock commitments is based on market prices for similar loans.

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

Table CC — Derivative counterparty credit exposure

(Dollars in thousands)

Rating(1)	Number of Counterparties(2)	Notional Amounts	Total Exposure at Fair Value(3)	Negative Fair Values	Total Fair Value(4)	Weighted Average Contractual Maturity (in years)
December 31, 2013
A–	1	$45,000	$286	$—	$286	0.06

Total Derivatives	1	$45,000	$286	$—	$286	0.06

December 31, 2012
A–	1	$40,000	$23	$(8)	$15	0.07
A	1	85,000	—	(142)	(142)	0.06

Total Derivatives	2	$125,000	$23	$(150)	$(127)	0.06

(1)	Based on the S&P Long-Term Issuer Credit Ratings.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Amount includes derivatives with a positive fair value including the related accrued interest receivable/payable (net).
(4)	Excludes the fair value of interest rate lock commitments.

Credit Risk

The Company is subject to credit risk, particularly with respect to its investment securities and loans receivable portfolio. Loans receivable are loans that the Company holds for investment and is, therefore, exposed to any related credit risk for the term of such loans. The following section will focus on the Company’s credit risk as it pertains to its loans receivable portfolio, as that is where the preponderance of the Company’s credit risk exposure exists. Refer to Note 8 of the accompanying consolidated financial statements for a discussion of credit risk related to the Company’s investment securities.

Puerto Rico Portfolio

Because the Company’s residential mortgage loans are predominantly made to borrowers located in PR and secured by properties located in PR, the Company is subject to credit risk tied to adverse economic, political or business developments and natural hazards, such as hurricanes, that may affect PR. The PR economy has been in a recession since 2006. This has affected borrowers’ disposable incomes and their ability to make payments when due, causing an increase in delinquency and foreclosure rates. While the rate of economic contraction has slowed down, the Company believes that these conditions will continue to affect the credit quality of its loans receivable portfolio. In addition, evidence indicates property values have declined from their peak, thereby reducing borrowers’ capacity to refinance and increasing the Company’s exposure to loss upon default. The decline in property values and the increase in expected defaults are incorporated into the loss rates used for calculating the Company’s ALLL.

With respect to mortgage loans originated for sale as part of its mortgage banking business, the Company is generally at risk for any mortgage loan default from the time it originates the mortgage loan until the time it sells the loan or securitizes it into a MBS. With respect to FHA-guaranteed loans, the principal is insured by the FHA against foreclosure loss. VA loans are guaranteed within a range of 25% to 50% of the principal amount of the loan subject to a maximum, ranging from $22,500 to $50,750, in addition to the mortgage collateral. Prior to

2006, the Company sold loans on a recourse basis as part of its ordinary course of business. As part of such transactions, the Company committed to make payments to investors to remedy loan defaults or to repurchase defaulted loans. Refer to the “Off-Balance Sheet Activities” section for additional information regarding recourse obligations. During 2005, the Company discontinued the practice of selling mortgage loans with recourse, except for recourse provisions related to early payment defaults. Repurchases of delinquent loans from recourse obligations for the year ended December 31, 2013 totaled $21.2 million. When repurchased due to recourse obligations, loans are recorded on the Company’s books at their fair value, which considers credit quality.

The Company’s residential mortgage loan portfolio does not include a significant amount of adjustable interest rates, negative amortization, or other exotic credit features that are common in the U.S. The Company has a notable portfolio of residential balloon loans. Furthermore, as part of its loss mitigation programs, the Company has granted certain concessions to borrowers in financial difficulty with proven payment capacity which may include interest-only periods or temporary interest-rate reductions. The majority of the residential mortgages are conventional 30-year and 15-year amortizing fixed-rate loans at origination, with a minority of residential mortgages being 40-year amortizing fixed-rate loans made to facilitate the sale of residential units within projects underlying the PR residential housing construction portfolio.

Historically, the Company also provided land acquisition, development, and construction financing to developers of residential housing projects in PR. Construction & land loans extended to developers are typically adjustable rate loans, indexed to the prime interest rate with terms generally ranging from 12 to 36 months. The Company principally targeted developers of residential construction projects for single-family primary-home occupancy. As a result of the negative outlook for the PR economy at the time, and its adverse effect on the construction industry, the Company ceased financing new PR housing projects during 2007. As of December 31, 2013, the Company’s recorded investment in PR residential housing construction loans was $24.4 million, with $23.8 million reported as impaired, net of prior charge-offs of $13.0 million. Loans collateralized by land in PR totaled $102.8 million as of December 31, 2013, with $77.9 million reported as impaired, net of prior charge offs of $69.6 million. Additionally, the Company has reserves of $6.3 million allocated to its impaired construction & land loans as of year-end. Generally, management expects that the overall PR construction & land loan portfolio will continue to decrease in future periods via charge-offs, foreclosures, or repayments.

During 2013, the Company initiated a special lending program to facilitate the sale of residential units within projects underlying its PR residential housing construction portfolio. As part of the program, the Company is offering non-conforming residential mortgage loans with special terms to qualified buyers. The loans are 40-year, 3.99% fixed-rate mortgages with up to 100% financing for properties collateralizing residential housing construction loans, and up to 90% financing for properties that have been foreclosed upon and are carried as OREO. As of December 31, 2013, the Company had 566 mortgage loans with a carrying value of $113.3 million that were made under the special lending program, with another 165 loans projected to be made in 2014 to further facilitate the pay-down of the related residential housing construction loans and OREO.

Management continues to take certain actions to mitigate the risk in the PR loan portfolio, including the establishment of the Doral Recovery special servicing unit, leveraging the collections and loss mitigation resources from the residential mortgage area to the small commercial area, and utilizing advisory services of third-party service providers for the large commercial area in order to work out delinquent loans and prevent performing loans from becoming delinquent. Additionally, the Company has deployed new strategies to accelerate the sale of its PR residential OREO properties, including the listing of such properties on an online multiple listing service called Equator to expand the usage of external brokers.

U.S. Portfolio

The Company continues its strategy of aggressively growing its U.S. loan portfolio, with gross loans receivable of the Company’s U.S. operations increasing $490.2 million, or 22.0%, during the year ended December 31, 2013. All loan growth within the U.S. portfolio was derived from the commercial loan area, which comprised the vast majority of total U.S. loans receivable as of December 31, 2013.

As of December 31, 2013, interest-only loans were $1.2 billion, or 42.7%, of the total U.S. gross loans receivable portfolio. These interest-only loans consist of several types of loans, including pool loans used to finance the purchase of groups of properties or loans on properties, bridge loans, construction loans, certain other commercial real estate loans, certain commercial and industrial loans (“C&I”), and taxi medallion loans (medallion loans are made primarily in the New York City market).

While the interest-only loans discussed above do not have a scheduled amortization, many will have amortization mandated from sources or events such as cash flow from the properties or from company operations, sale or refinance of a property or loan or amortization received from a loan within a pool transaction, or upon sale of condominium units in certain bridge loans. In addition, many loans will have amortization beginning at some specific point or event such as at the end of a lease-up period or the end of construction. The interest-only periods for loans generally do not exceed two years. Actual experience demonstrates that most loans amortize or retire fully prior to the expiration of the interest-only period.

Origination of pool loans and bridge loans is led by senior management and a dedicated sales force calling on large, sophisticated financiers, buyers and developers of real estate nationwide. Origination of the U.S. construction & land loan portfolio is primarily through direct relationships with active real estate owners and developers, and a broker network serving developers in the New York City area. Most C&I loans are originated via relationships with large banks acting as agent on syndicated transactions. In addition, the Company originates asset-based facilities to medical service entities through a dedicated sales force.

The origination process for real estate related loans focuses on the financial situation and management capacity of the borrower/developer, the viability of the business plan, LTV at inception and as completed and expected debt service coverage when completed. In addition, focus is also given to alternative uses and exit methods. Origination of medallion loans is based primarily on the stability and transparency of collateral values, the debt service coverage of the operators, and the credit scores of the borrowers. Origination of C&I loans is based on numerous factors, including management ability, industry and company stability, company position within the industry, and loan size relative to cash flow and enterprise value, or in relation to the value of any specific assets securing the loan. In addition, an active secondary market in many of the C&I positions provides quick loan exit and portfolio management flexibility.

Risks inherent in the U.S. real estate related loans include, among others: (1) downturns in real estate prices or rental demand and rates; (2) construction problems/overruns; (3) owner/developer financial stress and; (4) interest rate movements. Risks inherent in the C&I portfolio include, among others, general economic conditions as well as industry and company specific issues with respect to demand, competition and many other factors. Risks inherent in the medallion portfolio include economic conditions in the service area and the demand for and price of medallions, which are identical and interchangeable assets. The use of an interest-only structure is limited to situations, structures, and credit measures management determines to be appropriate based on the risk factors attributable to such loans, and loan amounts and terms are set to offset these risk factors.

The following table sets forth information with respect to the Company’s non-accrual loans, OREO and other non-performing assets, as well as delinquent loans still accruing interest, as of the dates indicated:

Table DD — Non-performing assets

	As of December 31,
	2013			2012			2011			2010			2009
(In thousands)	PR	US	Total	PR	US	Total	PR	US	Total	PR	US	Total	Total
Non-performing consumer, excluding FHA/VA(1)
Residential mortgage	$416,023	$865	$416,888	$432,157	$554	$432,711	$293,077	$558	$293,635	$279,004	$558	$279,562	$397,698
Other consumer(2)	62	—	62	428	—	428	344	—	344	819	—	819	1,610

Total non-performing consumer, excluding FHA/VA	416,085	865	416,950	432,585	554	433,139	293,421	558	293,979	279,823	558	280,381	399,308
Commercial real estate	170,908	646	171,554	189,200	646	189,846	168,673	664	169,337	194,186	664	194,850	130,811
Commercial and industrial	3,125	751	3,876	6,106	—	6,106	2,554	—	2,554	2,522	—	2,522	933
Construction and land	91,931	1,610	93,541	109,306	4,382	113,688	93,220	4,589	97,809	147,128	4,589	151,717	306,954

Total non-performing loans, excluding FHA/VA	$682,049	$3,872	$685,921	$737,197	$5,582	$742,779	$557,868	$5,811	$563,679	$623,659	$5,811	$629,470	$838,006

OREO and other repossessed assets
Residential mortgage	$92,522	$—	92,522	$61,648	$—	$61,648	$60,584	$—	$60,584	$63,794	$—	$63,794	$76,461
Commercial real estate	18,480	—	18,480	22,148	—	22,148	20,589	—	20,589	17,599	—	17,599	14,283
Construction & land	19,590	225	19,815	27,650	477	28,127	39,430	550	39,980	18,230	550	18,780	3,475
Other	—	—	—	—	—	—	51	—	51	75	—	75	101

Total OREO and other repossessed assets	130,592	225	130,817	111,446	477	111,923	120,654	550	121,204	99,698	550	100,248	94,320

FHA/VA guaranteed residential(1)(3)	31,993	—	31,993	40,177	—	40,177	59,773	—	59,773	121,305	—	121,305	10,273
Other non-performing assets	—	—	—	—	—	—	5,000	—	5,000	3,692	—	3,692	—

Total non-performing assets(4)	$844,634	$4,097	$848,731	$888,820	$6,059	$894,879	$743,295	$6,361	$749,656	$848,354	$6,361	$854,715	$942,599

Accruing loans past due 90 days or more(5)	$4,193	$—	$4,193	$7,660	$—	$7,660	$12,172	$—	$12,172	$34,052	$—	$34,052	$108,388

(1)

Non-performing FHA/VA loans are presented separately from other non-performing loans. The principal balance of FHA/VA loans is insured or guaranteed under the applicable FHA/VA program and interest is, in most cases, fully recoverable in foreclosure proceedings. As such, these loans pose substantially less credit risk to the Company.

(2)	Includes delinquency related to personal, revolving lines of credit and other consumer loans.

(3)

In 2013, 2012 and 2011, FHA/VA loans were considered non-performing when the loan is ten payments in arrears. For previous years, FHA/VA loans were considered non-performing upon becoming 271 days past due.

(4)	Excludes FHA and VA claims amounting to $15.4 million, $17.6 million, $15.2 million, $12.5 million, and $15.6 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)

Loans past due 90 days and still accruing include $2.7 million, $6.1million, $9.8 million, $31.5 million, and $105.0 million of FHA/VA loans as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively. The remaining balance is comprised of other loans considered well secured and in the process of collection.

Non-performing Loans

The Company recognizes interest income on loans receivable on an accrual basis, unless it is determined that collection of all principal or interest due is unlikely. In most cases, the Company discontinues the accrual of interest income when a loan receivable is 90 days past due on principal or interest. For residential mortgage loans, the Company discontinues the accrual of interest income when a loan is four payments in arrears, except for mortgage loans insured or guaranteed by the FHA or VA, which are placed on non-accrual status when the loan is ten payments in arrears. The Company also places in non-accrual status all construction loans for residential properties classified as substandard whose sole source of payment is interest reserves funded by the Company. However, the Company continues to accrue interest on any delinquent loans determined to be well collateralized so that ultimate collection of principal and interest is not in question (for example, when the outstanding principal and interest due as a percentage of current collateral value is less than 60%). When a loan is placed on non-accrual status, all accrued and unpaid interest is reversed against interest income in the period in which the change in status occurs.

Loans are returned to accrual status when principal and interest is brought current, or when a loan is both well secured and in the process of collection. If a loan has been restructured as a TDR, the loan may be returned to accrual status after meeting the criteria described in Note 11 — Loans Receivable and Allowance for Loan & Lease Losses, of the accompanying financial statements. Interest payments on non-accrual loans are credited to income in the period of collection (cash basis) once the ultimate collection of principal is no longer in doubt. Otherwise, interest payments are applied to the reduction of principal (cost recovery basis) in the period of collection. For the year ended December 31, 2013, the Company would have recognized $60.6 million, compared to $41.2 million and $30.4 million for the corresponding 2012 and 2011 periods, respectively in additional interest income had all non-performing loans been accounted for on an accrual basis. This amount includes interest reversed on loans placed on non-accrual status during the period.

As of December 31, 2013, the Company’s recorded investment in non-performing loans receivable totaled $717.9 million, with $714.0 million of these loans residing within the P.R. portfolio. The Company’s U.S. operations have continued to experience year-over-year decreases in its non-performing loans, even as its portfolio has grown significantly in recent years. The strong performance of the U.S. portfolio is expected to remain consistent as the U.S. economy continues to recover from the financial crisis of 2008. Although the Company’s P.R. operations continue to face challenges in terms of credit risk, there is evidence of stabilization within its non-performing loan portfolio, as total P.R. non-performing loans are down $65.0 million, or 8.3%, from December 31, 2012 to December 31, 2013. This improvement in performance can be attributed to the aforementioned actions that management has taken to mitigate risk in the PR loan portfolio.

The following tables present the non-performing loan activity, by portfolio, for the periods indicated.

Table EE — Non-performing loan activity by portfolio

	Year ended December 31, 2013
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total
Balance at beginning of period	$432,711	$428	$433,139	$189,846	$6,106	$113,688	$309,640	$742,779
Additions	237,262	280	237,542	85,851	5,772	5,128	96,751	334,293
Repurchases	15,212	—	15,212	82	—	—	82	15,294
Remediated/Cured	(160,739)	(373)	(161,112)	(70,472)	(2,391)	(15,145)	(88,008)	(249,120)
Foreclosed	(51,578)	—	(51,578)	(8,134)	—	(549)	(8,683)	(60,261)
Write-downs	(55,980)	(273)	(56,253)	(25,619)	(5,611)	(9,581)	(40,811)	(97,064)

Balance at end of period	$416,888	$62	$416,950	$171,554	$3,876	$93,541	$268,971	$685,921

	Year ended December 31, 2012
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & land	Total Commercial	Total
Balance at beginning of period	$293,635	$344	$293,979	$169,337	$2,554	$97,809	$269,700	$563,679
Additions	265,509	402	265,911	102,308	5,542	36,489	144,339	410,250
Repurchases	5,741	—	5,741	178	—	—	178	5,919
Remediated/Cured	(60,477)	(67)	(60,544)	(42,098)	—	(177)	(42,275)	(102,819)
Foreclosed	(26,760)	—	(26,760)	(6,291)	(72)	(64)	(6,427)	(33,187)
Write-downs	(44,937)	(251)	(45,188)	(33,588)	(1,918)	(20,369)	(55,875)	(101,063)

Balance at end of period	$432,711	$428	$433,139	$189,846	$6,106	$113,688	$309,640	$742,779

	Year ended December 31, 2011
(In thousands)	Non-FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & land	Total Commercial	Total
Balance at beginning of period	$279,562	$819	$280,381	$194,850	$2,522	$151,717	$349,089	$629,470
Additions	243,071	2,228	245,299	51,861	2,692	17,169	71,722	317,021
Repurchases	11,077	—	11,077	—	—	—	—	11,077
Remediated/Cured	(194,760)	(1,589)	(196,349)	(56,307)	(1,310)	(13,335)	(70,952)	(267,301)
Foreclosed	(30,499)	—	(30,499)	(8,885)	(765)	(33,247)	(42,897)	(73,396)
Write-downs	(14,816)	(1,114)	(15,930)	(12,182)	(585)	(24,495)	(37,262)	(53,192)

Balance at end of period	$293,635	$344	$293,979	$169,337	$2,554	$97,809	$269,700	$563,679

Residential Mortgage NPLs

Non-performing residential mortgage loans, excluding those insured or guaranteed by the FHA/VA, decreased $15.8 million, or 3.7%, to $416.9 million as of December 31, 2013, compared to $432.7 million as of December 31, 2012. This decrease can be attributed to the loss mitigation efforts of the Doral Recovery special servicing unit during the year, which was established to work with delinquent borrowers to cure the Company’s non-performing assets. Additionally, there has been an acceleration of foreclosure actions in cases where other loss mitigation tools have not resulted in the curing of such loans, and the underlying collateral property is determined to be the sole source of repayment.

The following table presents the composition of mortgage NPLs according to their loan-to-value and whether they are covered by mortgage insurance. For purposes of this disclosure, loan to value ratios are calculated based on current unpaid principal balances and the most recent fair value assessments for the underlying collateral property.

Table FF — Composition of residential mortgage non-performing loans, according to LTV.

As of December 31, 2013
Collateral Type	Loan to Value	Distribution
FHA/VA loans	n/a	23.2%
Loans with private mortgage insurance	n/a	5.7%
Loans without mortgage insurance	<60%	8.2%
	61-80%	11.6%
	81-90%	26.5%
	Over 90%	24.8%

Total loans		100.0%

LTV ratios are considered when establishing the levels of general reserves for the residential mortgage portfolio. Assumed loss severity fluctuates depending on the size of the unpaid principal balance and the LTV level of individual loans.

Commercial NPLs

Non-performing commercial real estate loans decreased $18.3 million, or 9.6%, to $171.6 million as of December 31, 2013, compared to $189.8 million as of December 31, 2012. The year-over-year decrease in commercial real estate NPLs is due primarily to write-downs of $25.6 million resulting from the acquisition of updated appraisals for properties collateralizing delinquent loans where foreclosure is expected, as well as $8.1 million in NPLs that were foreclosed upon during the year ended December 31, 2013 in cases where other loss mitigation efforts have been unsuccessful. There have been approximately 175 commercial loans restructured, which can result in these loans returning to accrual status after six months of consistent payment history, the impact of which will become evident in 2014. This decrease was partially offset by $15.4 million in net additions during 2013, as borrower performance deteriorated during the year.

Non-performing commercial & industrial loans decreased $2.2 million, or 36.5%, to $3.9 million as of December 31, 2013, compared to $6.1 million as of December 31, 2012. This decrease can be attributed to a $3.7 million charge-off taken on a single commercial & industrial loan determined to be uncollectible during the current year, along with $1.9 million in additional charge-offs on other commercial & industrial NPLs, partially offset by net additions of $3.4 million.

Non-performing construction & land loans decreased $20.1 million, or 17.7%, to $93.5 million as of December 31, 2013, compared to $113.7 million as of December 31, 2012. The year-over-year decrease in construction & land NPLs is due primarily to write-downs of $9.6 million resulting from the acquisition of updated appraisals for properties collateralizing delinquent loans, as well as $15.1 million in loans remediated during the year ended December 31, 2013 as the result of concerted loss mitigation efforts. This decrease was partially offset by $5.1 million in additions during 2013. Although the Company has not originated any P.R construction & land loans since 2005, and has taken steps to mitigate the credit risk underlying its existing construction & land loans, their ultimate performance will be affected by each borrower’s ability to complete the project, maintain the pricing level of the housing units within the project, and sell the inventory of units within a reasonable timeframe, all of which continues to be a challenge given the recessionary economic conditions in P.R.

For the years ended December 31, 2013, 2012 and 2011, the Company did not enter into commitments to fund new construction loans for residential housing projects in P.R. However, the Company does have $0.6 million in outstanding commitments to extend credit for construction & land loans in P.R. Commitments to fund new construction & land loans in the U.S. totaled $349.1 million for the year ended December 31, 2013, compared to $172.0 million for the corresponding 2012 period, as the U.S. market and related demand for credit has continued to strengthen over the past year.

Other Real Estate Owned

The Company’s OREO portfolio carrying value is presented at its estimated fair value, net of disposition costs. The fair value of the OREO is determined on an individual property basis, generally on the basis of internal and external appraisals and physical inspections. A charge to the allowance for loan and lease losses is recognized for any required write down of the loan to the fair value of the collateral, less cost to sell, prior to the loan being transferred to OREO. Subsequent to the loan being transferred to OREO, any losses in the carrying value of the properties arising from periodic appraisals are charged to non-interest expense in the period incurred. Holding costs, property taxes, maintenance and other similar expenses are also charged to non-interest expense in the period incurred.

OREO increased $18.9 million, or 16.9%, to $130.8 million as of December 31, 2013, compared to $111.9 million as of December 31, 2012. This increase can be attributed to an increase in foreclosure activity during the year, in an effort to accelerate the monetization of property collateralizing non-performing loans for which other loss mitigation efforts have not been successful and the underlying collateral is deemed to be the sole source of repayment.

Foreclosures have increased in recent periods as the volume of NPLs has increased. The number of OREO sales increased in 2013 compared to 2012 due to the deployment of new strategies to quicken the sales of residential OREO properties. These strategies included the listing of all residential OREO properties on the Equator online multiple listing service to expand the usage of external brokers, and the introduction of a special lending program whereby favorable terms are extended to qualified borrowers looking to purchase units in foreclosed properties that collateralized residential housing construction loans within the Company’s portfolio.

For the year ended December 31, 2013, the Company sold 296 OREO properties, with a total sales price and carrying value of $34.4 million and $36.7 million, respectively, indicating an average sales price of $116,000. This compares to 282 OREO properties with a total sales price and carrying value of $33.7 and $36.9 million, respectively, indicating an average sales price of $120,000, for the year ended December 31, 2012. Gains and losses on sales of OREO are recognized within other expenses in the Company’s consolidated statements of operations.

Troubled Debt Restructurings

Given the effect the continuing economic recession in P.R. has had on business activity and employment on the island, many borrowers have temporarily lost their means to meet their loan’s contractual principal and interest obligations. As a result, a number of borrowers have defaulted on their debt obligations, including residential mortgage loans. The lower level of income and economic activity has also led to fewer new construction residential home sales, increased commercial real estate vacancy, and lower business revenues, which has led to increased defaults on commercial, commercial real estate, construction and land loans. Management believes that it is in the best interests of the Company, the P.R. economy, and its citizens, if certain defaulted loans are restructured in a manner that keeps borrowers in their homes, or businesses operating, rather than foreclosing on the loan collateral. Such loss mitigation efforts are taken if, upon a thorough credit analysis, it is concluded that the borrower’s payment difficulties are temporary and the Company will collect all principal and interest due in accordance with the restructured terms.

For all loan modifications, regardless of type, the Company follows the applicable guidance in analyzing whether a modification constitutes a TDR. Specifically, the Company determines whether the modification results in an economic concession it would not otherwise consider because of economic or legal reasons pertaining to the borrower’s financial difficulties. However, not all concessions granted by the Company constitute a TDR, such as cases where the modified terms are consistent with market conditions and represent terms the borrower could obtain from another lender in the current market. For example, in periods of declining interest rates, the Company may be willing to reduce the interest rate on a well secured loan to a creditworthy borrower whose contractual interest rate is higher than current market interest rates in order to retain the customer relationship. Also, loans may be extended or renewed at a stated interest rate equal to the current interest rate for a new debt with similar risk.

Residential Mortgage Loan Modifications

As residential mortgage borrowers face circumstances that may result in the inability to comply with the contractual terms and conditions of their loan, the Company may elect to enter into arrangements that aid in the reduction of future losses and enhance prospects for satisfactory performance. Such loss mitigation tools provide temporary or permanent relief while aiding a borrower in the repayment of their financial debt and reducing future losses to the Company’s loan portfolio. For residential mortgage loans, monthly payments are reduced by modifying one or more terms of the mortgage in order to achieve a target debt-to-income ratio resulting in a material reduction in monthly housing expense for the borrower. The modification of terms may include one or a combination of the following: 1) extension of the amortization term, 2) temporary reduction in interest rate, or 3) principal forbearance or reduction. Delinquent interest, servicer advances, and any other past-due amounts will typically be rolled into an interest-free “piggyback note” (i.e. forbearance) due on the same maturity date as the interest-bearing mortgage. In cases where the interest rate was temporarily reduced, the interest rate will eventually be adjusted back to the lower of the original interest rate on the mortgage note or a predetermined interest rate cap in 1% increments on an annual basis until the permanent rate is reached.

Commercial Loan Modifications

In regards to the Company’s commercial loan portfolio, the modification of terms may include one or a combination of the following: 1) reduction in interest rate, or interest elimination, 2) reduction in principal, 3) extension of maturity, 4) waiving financial covenants, 5) transfer of assets from the borrower, or 6) substitution or addition of a new borrower. The Company considers such commercial loan restructurings after analyzing a borrower’s repayment capacity, evaluating the support provided by guarantors (i.e. financial statements), and assessing the value of the collateral pledged. Like residential mortgage loan modifications, commercial modifications are designed to help ensure that the Company maximizes its recovery potential.

The balance of TDRs and non-performing TDRs outstanding as of December 31, 2013 and 2012, were as follows:

Table GG — TDRs and Non-performing TDRs

	December 31,
	2013		2012		2011
(In thousands)	Total TDRs	Non-performing TDRs	Total TDRs	Non-performing TDRs	Total TDRs	Non-performing TDRs
Consumer TDRs
Residential mortgage	$620,819	$302,121	$627,803	$302,215	$770,320	$140,504
FHA/VA guaranteed residential	11,805	7,731	14,521	10,497	24,668	12,659
Other consumer	502	9	1,098	55	974	125

Total consumer	633,126	309,861	643,422	312,767	795,962	153,288
Commercial TDRs
Commercial real estate	102,249	69,051	114,144	65,814	109,122	24,535
Commercial &industrial	2,061	271	6,996	3,666	5,736	73
Construction & land	44,229	35,390	64,045	46,492	68,491	22,470

Total commercial	148,539	104,712	185,185	115,972	183,349	47,078

Total TDRs	$781,665	$414,573	$828,607	$428,739	$979,311	$200,366

The table below presents TDRs that are contractually non-performing as of December 31, 2013, by year of restructure. Contractually non-performing is defined as those loans 90 days or more past due, per the contractual terms. As such, this amount differs from total non-performing TDRs reported, which may include those loans that are contractually performing but have yet to meet the criteria to be returned to accrual status.

Table HH — Contractually Non-performing TDR residential mortgage loans by restructure year

Year(1) restructured	Total TDR Balance	Contractually non- performing TDRs at December 31, 2013(2)	Percentage of contractually non- performing TDRs

2009	$92,539	$19,325	20.9%
2010	157,220	94,853	60.3%
2011	91,440	50,085	54.8%
2012	103,124	48,340	46.9%
2013	176,496	15,963	9.0%

	$620,819	$228,566	36.8%

(1)	Loans are included in period of most recent restructure, if subject to more than one restructure.

(2)	Using bank regulatory definition of four or more payments in arrears.

The following table presents the Company’s TDR activity (excluding loans held for sale) for the year ended December 31, 2013.

Table II — TDR Activity

For the year ended December 31, 2013
Beginning balance	$828,607
Loans entering TDR status	303,091
Loans leaving TDR status	(238,519)
Principal amortization	(50,380)
Loans paid off and write-downs	(42,591)
Loans transferred to OREO	(18,543)

Ending balance	$781,665

Residential mortgage TDRs, excluding loans insured or guaranteed by the FHA or VA, consist of $620.8 million, or 79.4% of total TDRs, as of December 31, 2013. Of those residential mortgage TDRs, $365.8 million, or 58.9%, were restructured at an interest rate below the market interest rate at the time of modification, while $255.0 million, or 41.1%, were restructured at an interest rate at or above the market interest rate at the time of modification. Of the residential mortgage TDRs restructured at a rate at or above market, 24.2% are current (defined as less than two payments in arrears). Certain TDRs may become eligible in future periods to no longer be reported as TDRs. In order to so qualify those loans must meet the following two conditions: (1) the restructuring agreement specifies an interest rate equal to or greater than the rate that the creditor was willing to accept at the time of restructuring for a new loan with comparable risk, and (2) the loan is not impaired based on terms specified by the restructuring agreement. The Company considers condition (2) met when the borrower for a loan has made six payments in accordance with the modified terms. In addition, the loan must not have an additional payment reset pending. However, not all loans eligible to be excluded from TDR reporting, based on the reset rate, will meet the six-payment performance criteria for exclusion.

The amount of TDRs that may become eligible to no longer be reported as TDRs in future periods may increase or decrease, depending upon general economic conditions and individual financial circumstances of the borrowers and the Company’s collection efforts, however, it provides an early indicator of management’s expectations of borrower performance. Many of those borrowers not able to meet the original modification payments at reset will be further counseled, the loan’s rate adjusted and other terms changed in a second loan modification to a payment the borrower can afford for a sustained period of time. To the extent the borrower does not qualify for a second modification, or cannot service the debt as modified, the Company will initiate foreclosure proceedings or other resolution strategies.

Allowance for loan and lease losses

The following table presents the Company’s ALLL activity by loan type for the periods indicated.

Table JJ — Allowance for loan and leases losses

	Years ended December 31,
(Dollars in thousands)	2013			2012			2011			2010			2009
	PR	US	Total	PR	US	Total	PR	US	Total	PR	US	Total	Total
Balance at beginning of period	$121,768	$13,575	$135,343	$94,400	$8,209	$102,609	$117,821	$5,831	$123,652	$136,878	$3,896	$140,774	$132,020
Provision for loan and lease losses:
Non-FHA/VA residential	32,219	(94)	32,125	111,960	(1)	111,959	31,393	211	31,604	35,389	141	35,530	23,241
Other consumer	650	2	652	662	—	662	3,252	—	3,252	6,902	—	6,902	9,250

Total consumer	32,869	(92)	32,777	112,622	(1)	112,621	34,645	211	34,856	42,291	141	42,432	32,491
Commercial real estate	21,668	(464)	21,204	32,015	3,300	35,315	5,537	144	5,681	24,887	14	24,901	(560)
Commercial & industrial	4,681	265	4,946	2,857	1,471	4,328	1,020	2,131	3,151	3,985	1,154	5,139	5,967
Construction & land	11,438	3,265	14,703	23,237	596	23,833	23,945	(108)	23,837	24,887	1,616	26,503	15,765

Total provision for loan and lease losses	70,656	2,974	73,630	170,731	5,366	176,097	65,147	2,378	67,525	96,050	2,925	98,975	53,663
Charge-offs:
Non-FHA/VA residential	(47,927)	—	(47,927)	(78,917)	—	(78,917)	(29,723)	—	(29,723)	(31,010)	—	(31,010)	(4,455)
Other Consumer	(2,112)	(10)	(2,122)	(4,023)	—	(4,023)	(6,044)	—	(6,044)	(10,334)	—	(10,334)	(11,096)

Total consumer	(50,039)	(10)	(50,049)	(82,940)	—	(82,940)	(35,767)	—	(35,767)	(41,344)	—	(41,344)	(15,551)
Commercial real estate	(20,669)	—	(20,669)	(26,437)	—	(26,437)	(22,648)	—	(22,648)	(17,122)	—	(17,122)	(5,133)
Commercial & industrial	(4,772)	(14)	(4,786)	(3,383)	—	(3,383)	(688)	—	(688)	(3,393)	—	(3,393)	(6,000)
Construction & land	(7,849)	(1,333)	(9,182)	(34,871)	—	(34,871)	(31,116)	—	(31,116)	(55,066)	(991)	(56,057)	(20,847)

Total charge-offs	(83,329)	(1,357)	(84,686)	(147,631)	—	(147,631)	(90,219)	—	(90,219)	(116,925)	(991)	(117,916)	(47,531)
Recoveries:									—
Non-FHA/VA residential	3,249	—	3,249	2,422	—	2,422	1	—	1	153	—	153	2
Other consumer	616	—	616	1,032	—	1,032	1,414	—	1,414	1,368	—	1,368	908

Total consumer	3,865	—	3,865	3,454	—	3,454	1,415	—	1,415	1,521	—	1,521	910
Commercial real estate	1,926	450	2,376	656	—	656	163	—	163	50	—	50	500
Commercial & industrial	341	—	341	158	—	158	73	—	73	126	—	126	24
Construction & land	47	—	47	—	—	—	—	—	—	122	—	122	1,188

Total recoveries	6,179	450	6,629	4,268	—	4,268	1,651	—	1,651	1,819	—	1,819	2,622
Net charge-offs	(77,150)	(907)	(78,057)	(143,363)	—	(143,363)	(88,568)	—	(88,568)	(115,106)	(991)	(116,097)	(44,909)

Balance at end of period	$115,274	$15,642	$130,916	$121,768	$13,575	$135,343	$94,400	$8,209	$102,609	$117,822	$5,830	$123,652	$140,774

The following table presents the allocation of the Company’s ALLL by loan type, and the percentage of ALLL by loan type to total ALLL, as of the dates indicated:

Table KK — Allocation of allowance for loan and lease losses

	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Consumer:
Non-FHA/VA guaranteed residential	$81,281	62%	$94,099	70%	$58,369	57%	$56,487	46%	$51,814	37%
Other consumer	1,962	2%	2,568	1%	4,896	5%	6,274	5%	8,338	6%

Total consumer	83,243	64%	96,667	71%	63,265	62%	62,761	51%	60,152	43%
Commercial real estate	25,175	19%	22,351	17%	12,908	13%	29,712	24%	21,883	15%
Commercial & industrial	10,223	8%	9,792	7%	8,689	8%	6,153	5%	4,281	3%
Construction & land	12,275	9%	6,533	5%	17,747	17%	25,026	20%	54,458	39%

Total commercial	47,673	36%	38,676	29%	39,344	38%	60,891	49%	80,622	57%

Total	$130,916	100%	$135,343	100%	$102,609	100%	$123,652	100%	$140,774	100%

Allowance for Loan & Lease Losses

As of December 31, 2013, the Company’s ALLL was $130.9 million, a decrease of $4.4 million, or 3.3%, from $135.3 million as of December 31, 2012. The ALLL for the year ended December 31, 2012 increased $32.7 million, or 31.7%, from $102.6 million as of December 31, 2011.

The ALLL allocated to the U.S.-based interest only loan portfolio was $8.5 million, $6.6 million and $3.1 million as of December 31, 2013, 2012 and 2011, respectively.

Provision for Loan & Lease Losses

The PLLL for the year ended December 31, 2013 decreased by $102.5 million, or 58.2%, to $73.6 million, compared to $176.1 million for the year ended December 31, 2012. The PLLL for the year ended December 31, 2012 increased by $108.6 million, or 160.9%, compared to $67.5 million for the year ended December 31, 2011. Refer to the “Provision for Loan & Lease Losses” section within the “Results of Operations for the Years Ended December 31, 2013, 2012, and 2011” of the MD&A for an in-depth discussion of the ALLL provision for all years indicated.

Net Charge-offs

Net charge-offs for the year ended December 31, 2013 decreased by $65.3 million, or 45.6%, to $78.1 million, compared to $143.4 million for the year ended December 31, 2012. This decrease was driven by a $31.0 million decrease in charge-offs for residential mortgage loans, mainly due to the Company implementing a policy in the first quarter of 2012 whereby all loans delinquent greater than five years and not actively in the process of collection were fully charged off. This change resulted in a $22.6 million increase in charge-offs at the time of implementation. The overall decrease was also driven by a $25.7 million decrease in construction & land charge-offs and a $5.8 million decrease in commercial real estate charge-offs. A portion of the 2012 commercial loan charge-off activity was the result of focused efforts during the year to bring property appraisals up to date, in accordance with Company policy. Many of the updated valuations reflected deterioration in values. Prior to the commercial loan valuations being brought current, the Company relied on an interim index to estimate impairment on construction and commercial real estate loans. In light of management’s comprehensive review of the ALLL model and the results of regulatory examinations in the first quarter of 2012 (see full discussion in the Provision for Loan & Lease Losses section of the MD&A), an adjustment to the aforementioned interim index resulted in $7.1 million in impairment charges at the time. Additionally, as a result of this the first quarter of 2012 review, the Company took an additional $14.9 million in impairment charges to its commercial portfolio, as well as a $5.0 million charge-off to a single construction & land loan in P.R. It should be noted that the Company has a mature run-off commercial portfolio, whereby impaired loans are more fully identified and, therefore, are assumed to have lower remaining unrealized losses after the sizeable charge-offs taken in 2012.

Net charge-offs for the year ended December 31, 2012 increased by $54.8 million, or 61.8%, compared to $88.6 million for the year ended December 31, 2011. Of the total year-over-year increase, $46.8 million was due to an increase in residential mortgage charge-offs. This increase was mainly driven by the aforementioned factors contributing to the spike in charge-offs for 2012, including the initiative to obtain updated valuations for collateral-dependent loans in accordance with Company policy, management’s implementation of the policy to fully charge off loans greater than five years delinquent, and the findings of regulatory examinations.

The ALLL coverage ratios and adjusted coverage ratios as of December 31, 2013 and 2012 were as follows:

Table LL — Adjusted Coverage Ratios

As of December 31, 2013

	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,023,915	$2,902,747	$81,281	$121,168	$202,449	6.69%
FHA/VA guaranteed residential	46,645	46,286	—	359	359	0.77%
Other consumer	19,665	19,440	1,962	225	2,187	11.12%

Total consumer	3,090,225	2,968,473	83,243	121,752	204,995	6.63%
Commercial
Commercial real estate	1,183,127	1,118,927	25,175	64,200	89,375	7.55%
Commercial & industrial	1,622,475	1,602,780	10,223	19,695	29,918	1.84%
Construction & land	740,813	651,849	12,275	88,964	101,239	13.67%

Total commercial	3,546,415	3,373,556	47,673	172,859	220,532	6.22%

Total	$6,636,640	$6,342,029	$130,916	$294,611	$425,527	6.41%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$498,082	$416,888	$81,281	$81,194	$162,475	32.62%
FHA/VA guaranteed residential	32,341	31,993	—	348	348	1.08%
Other consumer	250	62	1,962	188	2,150	860.00%

Total consumer	530,673	448,943	83,243	81,730	164,973	31.09%
Commercial
Commercial real estate	231,210	171,554	25,175	59,656	84,831	36.69%
Commercial & industrial	20,074	3,876	10,223	16,198	26,421	131.62%
Construction & land	175,085	93,541	12,275	81,544	93,819	53.58%

Total commercial	426,369	268,971	47,673	157,398	205,071	48.10%

Total	$957,042	$717,914	$130,916	$239,128	$370,044	38.67%

As of December 31, 2012

	Loans Receivable
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$3,211,419	$3,119,966	$94,099	$91,453	$185,552	5.78%
FHA/VA guaranteed residential	59,714	59,699	—	15	15	0.03%
Other consumer	24,949	24,713	2,568	236	2,804	11.24%

Total consumer	3,296,082	3,204,378	96,667	91,704	188,371	5.71%
Commercial
Commercial real estate	1,157,809	1,111,064	22,351	46,745	69,096	5.97%
Commercial & industrial	1,560,143	1,551,722	9,792	8,421	18,213	1.17%
Construction & land	387,220	307,646	6,533	79,574	86,107	22.24%

Total commercial	3,105,172	2,970,432	38,676	134,740	173,416	5.58%

Total	$6,401,254	$6,174,810	$135,343	$226,444	$361,787	5.65%

	Non-Performing Loans
(Dollars in thousands)	UPB	Recorded Investment	ALLL	Partial Charge-offs, Net Deferred Fees and Credit Related Discounts	ALLL plus Partial Charge-offs and Credit Discounts	Adjusted Coverage Ratio
Consumer
Residential mortgage	$497,813	$432,711	$94,099	$65,102	$159,201	31.98%
FHA/VA guaranteed residential	40,198	40,177	—	21	21	0.05%
Other consumer	616	428	2,568	188	2,756	447.40%

Total consumer	538,627	473,316	96,667	65,311	161,978	30.07%
Commercial
Commercial real estate	240,549	189,846	22,351	50,703	73,054	30.37%
Commercial & industrial	6,428	6,106	9,792	322	10,114	157.34%
Construction & land	189,489	113,688	6,533	75,801	82,334	43.45%

Total commercial	436,466	309,640	38,676	126,826	165,502	37.92%

Total	$975,093	$782,956	$135,343	$192,137	$327,480	33.58%

Considering the effect of partial charge-offs, credit related discounts and net deferred fees, the Company’s adjusted coverage ratio was 6.41% as of December 31, 2013 and 5.65% as of December 31, 2012. The 76 basis-point increase in the adjusted coverage ratio was largely due to approximately $65.4 million in partial charge-offs taken during 2013, mostly reflected in the residential, commercial real estate, and commercial & industrial portfolios. The increase in partial charge-offs is mainly due to the Company’s continued efforts to maintain current appraisals for collateral dependent loans resulting in additional write-downs, and the enhancement of Company policy whereby twenty-five percent of all commercial loans over 90 days past due with an outstanding balance between $50,000 and $500,000 are individually evaluated for impairment each quarter, and all commercial loans over 90 days past due with an outstanding balance above $500,000 are individually evaluated for impairment at least quarterly. The ALLL-to-NPL adjusted coverage ratio increased 509 basis points, from 33.58% at December 31, 2012 to 38.67% at December 31, 2013, as a result of $59.7 million of the aforementioned additional charge-offs being taken to NPLs during 2013.

On an unadjusted basis, the ALLL was 2.08% of loans receivable (excluding FHA/VA guaranteed loans and loans on savings deposits) at December 31, 2013, a decrease of 13 basis points when compared to 2.21% at December 31, 2012. On an unadjusted basis, the ALLL-to-NPL ratio (excluding FHA/VA guaranteed loans and loans on savings deposits) was 19.09%, representing an increase of 87 basis points when compared to 18.22% as of December 31, 2012. This increase can be attributed to a $56.9 million decrease in NPLs, excluding FHA/VA guaranteed loans, from $742.8 million at December 31, 2012 to $710.2 million at December 31, 2013, with the ALLL experiencing a smaller decrease of $4.4 million during the same period.

Mortgage lending is the Company’s principal line of business in P.R., and has historically reflected significant losses and low levels of recoveries. On an unadjusted basis, the coverage ratio for Non-FHA/VA residential mortgage loans decreased 22 basis points, from 3.02% on December 31, 2012 to 2.80% for the same period in 2013. This decrease can be attributed to charge-offs being higher than provisions for 2013. However, the adjusted coverage ratio for Non-FHA/VA residential mortgage loans increased 91 basis points, from 5.78% on December 31, 2012 to 6.69% for the same period in 2013, mainly due to $25.0 million in additional charge-offs during 2013 resulting from updated valuations for collateral properties.

The Company discontinued new construction lending in P.R. in 2007, new commercial real estate and commercial & industrial lending in P.R. in 2008 and significantly tightened its residential underwriting standards in 2009.

The commercial real estate loan portfolio increased $7.9 million during 2013 compared to December 31, 2012. The increase was driven by the Company’s U.S. operations, which increased by $67.0 million, partially offset by a decrease of $59.1 million in P.R. operations. The ALLL for commercial real estate loans as of December 31, 2013 increased by $2.8 million when compared to the same period in 2012, reflecting the rebalancing of the growing commercial real estate portfolio towards the U.S., where loss experience has been significantly lower than in the P.R. portfolio, and the fact that the P.R. portfolio is mature with lower remaining unrealized losses. Nonetheless, on an unadjusted basis, the coverage ratio for commercial real estate loans increased 24 basis points, from 2.01% on December 31, 2012 to 2.25% for the same period in 2013. The adjusted coverage ratio for commercial real estate loans increased 158 basis points, from 5.97% on December 31, 2012 to 7.55% for the same period in 2013, mainly due to $18.0 million in additional charge-offs during 2013 resulting from updated valuations for collateral properties.

The construction & land loan portfolio increased $344.2 million during 2013 compared to December 31, 2012. The increase was also driven by the Company’s U.S. operations, which increased by $363.8 million, partially offset by a decrease of $19.6 million in P.R. operations. The ALLL for construction & land loans as of December 31, 2013 increased by $5.6 million when compared to the same period in 2012, again, reflecting the rebalancing of the growing construction & land portfolio towards the U.S., where loss experience has been significantly lower than in the P.R. portfolio, and the fact that the P.R. portfolio is mature with lower remaining unrealized losses. On an unadjusted basis, the coverage ratio for construction & land loans decreased 24 basis points, from 2.12% on December 31, 2012 to 1.88% for the same period in 2013. The adjusted coverage ratio for construction & land loans decreased 857 basis points, from 22.24% on December 31, 2012 to 13.67% for the same period in 2013, as growth in the portfolio during the year has had a greater impact on the ratio than the effect of the $6.0 million in additional charge-offs taken.

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

Internal Control Over Financial Reporting

For a detailed discussion of the Management’s Report on Internal Control Over Financial Reporting as of December 31, 2013, please refer to Part II, Item 9A. Controls and Procedures.

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

Given that almost all of our business is in Puerto Rico and the United States and given the degree of interrelation between Puerto Rico’s economy and that of the United States, we are particularly exposed to downturns in the United States economy. The United States and other countries recently faced a severe economic crisis, including a major recession that remains ongoing in Puerto Rico. These adverse economic conditions in Puerto Rico have negatively affected, and are likely to continue to negatively affect for some time, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in a continued economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear.

In addition, economic uncertainty that may result from the downgrading of the United States long-term debt and Puerto Rico debt (which was downgraded to non-investment grade during February 2014 by three of the principal rating agencies), from fiscal imbalances in federal, state and local municipal finances combined with the political difficulties in resolving these imbalances, and from debt and other economic problems of several European countries, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase or continuing or worsening in the severity or duration of adverse economic conditions in Puerto Rico, including a double-dip recession in the United States, would adversely affect the Company’s financial condition and results of operations.

The Company’s business activities and credit exposure are concentrated in Puerto Rico. Consequently, its financial condition and results of operations are highly dependent on economic conditions in Puerto Rico. Declines in the Puerto Rico housing market over the past few years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions in Puerto Rico.

Puerto Rico’s economy entered into a recession that began in the fourth quarter of the fiscal year that ended June 30, 2006, a fiscal year in which the real gross national product grew by only 0.5%. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.6% and 1.6%, respectively. For fiscal year 2012, preliminary reports by the Puerto Rico Planning Board indicate that real gross national product grew by only 0.1%. According to the latest information and projections issued by the Puerto Rico Planning Board in November 2013, the Puerto Rico Planning Board currently projects a decrease in real gross national product of 0.3% in fiscal year 2013 and a decrease in real gross national product of 0.8% for fiscal year 2014. The Planning Board is expected to publish a new forecast in March 2014 for fiscal years 2014 and 2015, together with revised figures for fiscal year 2012 and the preliminary estimates for fiscal year 2013.

The long recession in Puerto Rico has resulted in, among other things, a reduction in lending activity and an increase in the rate of default in commercial loans, commercial real estate loans, construction loans, consumer loans and residential mortgage loans. The Company has also experienced significant losses in its Puerto Rico loan portfolio due to such high levels of loan defaults. The prolonged recessionary economic environment in Puerto Rico has also accelerated the devaluation of properties and increased loan portfolio delinquency when compared to previous periods.

Employment in Puerto Rico has continued to be weak. A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2013 due to the current recession and contractionary fiscal adjustment measures by the Puerto Rico government. According to the Household Survey (conducted by the Puerto Rico Department of Labor and Human Resources), the number of persons employed in Puerto Rico during fiscal year 2013 averaged 1,029,019, a decrease of 0.9% compared to the previous fiscal year; and the unemployment rate averaged 14.0%. During the first six months of the Puerto Rico government’s fiscal year 2014, total employment fell by 2.0%, as compared to the same period in the prior fiscal year, and the unemployment averaged 14.8% compared to 14.2% for the same period in the previous fiscal year.

Since 2000, the Puerto Rico government has faced a number of fiscal challenges, including an imbalance between its General Fund total revenues and expenditures. The imbalance reached its highest level in fiscal year 2009, when the deficit was approximately $2.9 billion. Since that time, the Puerto Rico government has been able to reduce its deficit every year, except fiscal year 2012, through various measures designed to increase revenues and reduce expenses. Although the Commonwealth has indicated that it intends to continue to pursue deficit reduction policies and in February 2014 announced plans to introduce a balanced budget with no debt financing for fiscal year 2015, Puerto Rico’s ability to continue reducing the deficit will depend in part on its ability to continue increasing revenues and reducing expenditures, which in turn depends on a number of factors, including improvements in general economic conditions. The additional measures the Puerto Rico government must take to reduce or eliminate the budget deficits will include significant measures to increase revenues and/or reduce expenditures, which could have adverse effects for economic activity. If the Commonwealth is unable to continue to be able to successfully access the bond market or obtain alternative sources of financing, or if the adjustment measures are insufficient to address the Commonwealth’s fiscal problems, then the financial condition of the Commonwealth may deteriorate further, which could cause a further general deterioration of the economy.

One of the challenges every Puerto Rico administration has faced during the past twenty years is how to address the growing unfunded pension obligations and funding shortfalls of the three government retirements systems that are funded principally with budget appropriations from the Commonwealth’s General Fund. As of June 30, 2012, the date of the latest actuarial valuations of the three retirement systems, the unfunded actuarial accrued liability (including basic and system administered benefits) for the Employees Retirement System, the Teachers Retirement System and the Judiciary Retirement System were $26.4 billion, $10.3 billion and $358 million, respectively, and the funded ratios were 4.5%, 17.0% and 14.1%, respectively.

Based on employer and participant contributions to the retirement systems, the unfunded actuarial accrued liabilities were projected to continue to increase significantly, with a corresponding decrease in their funded ratios, since the annual contributions were not sufficient to fund pension benefits, and thus, were also insufficient to amortize the unfunded actuarial accrued liabilities. Because annual benefit payments and administrative expenses of the retirement systems have been significantly larger than annual employer and member contributions, the retirement systems have been forced to use investment income, borrowings and sale of investment portfolio assets to cover funding shortfalls. The funding shortfall (basic system benefits, administrative expenses and debt service in excess of contributions) for fiscal year 2013 for the Employees Retirement System, the Teachers Retirement System and the Judiciary Retirement System were approximately $806 million, $334 million and $9 million, respectively. As a result, the assets of the retirement systems were expected to continue to decline and eventually be depleted during the next five to eight years.

In April 2013, the new Puerto Rico administration enacted Act No. 3 of 2013, which provides for a comprehensive reform to the Employees Retirement System to address its unfunded status and annual funding shortfalls. Among the major changes introduced by Act No. 3 are: (i) granting and accrual of future benefits to current employees under a defined contribution plan (rather than a defined benefit plan) to be paid through a lifetime annuity, (ii) gradual increase of the retirement age for various groups of participants, (iii) increase of the employee contribution to the Employees Retirement System to 10% from 8.275%, and (iv) elimination or reduction of various retirement benefits previously granted by special laws. As reported by the Commonwealth, with the enactment of Act No. 3, the gradual increase in employer contributions enacted in 2011 and the additional employer contributions required under a separate law, Act No. 32 of 2013, it is projected that the gross assets of the Employees Retirement System will no longer be depleted. The Puerto Rico Supreme Court upheld the constitutionality of the amendments enacted to the Employees Retirement System, the largest of the three retirement systems, in 2013.

Act No. 3 of 2013 did not address the underfunded condition of the Teachers Retirement System and the Judiciary Retirement System. During December 2013, the Commonwealth enacted comprehensive reforms of the Teachers Retirement System and the Judiciary Retirement System.

The reform of the Teachers Retirement System, among other things: (i) freezes the retirement benefits that participants will have accrued under the current defined benefit system as of July 31, 2014; (ii) thereafter replaces this defined benefit going forward with a defined contribution plan; (iii) increases the retirement age of certain groups of participants; (iv) increases employee contributions from 9% to 10%; and (v) eliminates or reduces certain benefits granted to existing and future retirees under special laws. It also provides for certain additional employer contributions by the Commonwealth. The constitutionality of these recently adopted amendments to the Teachers Retirement System is being challenged in court.

The reform of the Judiciary Retirement System establishes a new hybrid retirement system for judges appointed after July 1, 2014, which includes both a defined benefit and a defined contribution component. The amendments also increase employee contributions by judges appointed on or before June 30, 2014 by 2%, and establishes that those appointed after July 1, 2014 must contribute 12% of their salary. The law also eliminates certain benefits granted under special laws. The Puerto Rico Supreme Court upheld the constitutionality of the amendments enacted to the Judiciary Retirement System during February 2014 (although it interpreted that changes enacted would not be applicable to judges appointed prior to the enactment of such amendments on December 24, 2013).

The Commonwealth’s general obligation bonds presently have non-investment grade ratings issued by three of the principal rating agencies. During February 2014, Moody’s, S&P and Fitch lowered its ratings to “Ba2” (with negative outlook), “BB+” (with a negative outlook) and “BB” (with a negative outlook), respectively. In general terms, the negative outlooks reflect continued uncertainty relating to the Commonwealth’s constrained access to the market, continued demands on liquidity and increased refinancing risk.

The continued recessionary economic conditions in Puerto Rico and continued uncertainty in the public and private sectors has had an adverse effect on the credit quality of the Company’s loan portfolios applicable to Puerto Rico. The continuation or further deterioration of the economic slowdown in Puerto Rico would cause those adverse effects to continue or worsen, as delinquency rates may continue to increase in the short term, until sustainable growth of the Puerto Rico economy resumes. Also, potential reduction in consumer spending as a result of continued recessionary conditions may also impact growth in the Company’s other interest and non-interest revenue sources. Additional economic weakness in Puerto Rico and the United States could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.

Future growth of the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability of the price of oil imports, the exchange value of the United States dollar, the level of interest rates, the effectiveness of the recently approved changes to local tax and other legislation, and the continuing economic uncertainty generated by the Puerto Rico government’s fiscal condition, the Commonwealth’s non-investment grade ratings and the funding deficiencies of the Puerto Rico government retirement systems described above.

The Company cannot predict at this time the impact that the current fiscal situation of the Commonwealth of Puerto Rico and its non-investment grade ratings and the various legislative and other measures adopted and to be adopted by the Puerto Rico government in response to such fiscal situation and non-investment grade ratings, will have on the Puerto Rico economy and on the Company’s financial condition and results of operations.

MISCELLANEOUS

Refer to note 2 of the accompanying financial statements for a discussion of changes in accounting standards adopted in the 2013 audited consolidated financial statements.

CEO and CFO Certifications

Doral Financial’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

In addition, in 2013 Doral Financial’s Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by the Company of the NYSE corporate governance listing standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item is incorporated by reference to the information included under the subcaption “Risk Management” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

The audited consolidated financial statements of Doral Financial, together with the report thereon of PricewaterhouseCoopers LLP, Doral Financial’s independent registered public accounting firm, are included herein beginning on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Doral Financial’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the annual assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes controls over the preparation of financial statements to comply with the reporting requirements of Section 112 of FDICIA.

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

Management of the Company has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over its allowance for loan and lease losses. Specifically, the Company did not maintain effective controls related to the review of the underlying data and mathematical model supporting its allowance for loan and lease losses and the related provision for loan and lease losses. This control deficiency resulted in the Company’s understatement of the allowance for loan and lease losses and the related provision for loan and lease losses by $7.2 million in the consolidated financial statements filed with the SEC on the Company’s Form 10-Q for the quarter ended September 30, 2013. This control deficiency could have resulted in a misstatement of the Company’s allowance for loan and lease losses and the related provision for loan losses that in turn would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

As a result of the existence of this material weakness, management has concluded that as of December 31, 2013 the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (1992) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Plan for remediation of the material weakness that existed as of December 31, 2013

Significant internal control, informational systems and process improvements have been implemented in accounting for the allowance for loan and lease losses process, including certain recently implemented controls in response to the identified material weakness. The following significant changes were made to our internal controls over financial reporting during the fourth quarter of 2013:

•

Increased the level and nature of resources associated with the allowance for loan and lease losses process. In the quarter ended December 31, 2013 this included identification of a distinct loan accounting group reporting to the Chief Accounting Officer, expanded the involvement from the business in the preparation and review of the allowance for loan and lease losses model, its methodology, assumptions and reasonableness, as well as verifying the accuracy of data being used in the model during the quarterly closing process;

Prospectively, management will perform the following changes in internal control over financial reporting in order to remediate the material weakness:

•	We will enhance procedures relating to the development and testing of the allowance for loan and lease losses model;

•

We will develop more robust allowance for loan and lease losses model review checklists to ensure the documentation of review and testing supports our actual testing of the accuracy and completeness of input data and model calculations;

•

We will develop a more robust documentation of the processes performed during management’s review of the reasonableness of the output of the allowance for loan and lease losses model by appropriate management constituents with detailed knowledge of various areas of credit risk being addressed in the model.

While significant progress has been made to enhance model control, testing and documentation procedures the Company is still in the process of implementing and testing these processes and procedures and accordingly further time is required to implement, assess and ensure the sustainability of these procedures. In light of this, while the Company believes it has implemented and is implementing processes and controls to address this material weakness management has concluded that, until all process and procedures are fully implemented and sufficient time has passed to determine whether these processes and procedures have remediated the material weakness, the material weakness relating to accounting for the allowance for loan and lease losses has not been remediated. Our management plans to implement as may be required further improvements to achieve appropriate levels of control, reliability and sustainability in this area and we continue to proactively identify opportunities for control improvements.

Changes in Internal Control Over Financial Reporting

The material weakness noted above and the changes listed in the Plan for remediation of the material weakness that existed as of December 31, 2013 were changes to the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) identified during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

152

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is hereby incorporated by reference to the sections titled “Election of Directors,” “Corporate Governance,” “Executive Officers,” “The Corporate Governance and Nominating Committee; Nomination of Directors,” “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the sections titled “2013 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” (including “Compensation Committee Report,” and the various compensation tables), “Equity Compensation Plan Information”, and “Potential Payments upon Termination or Change in Control” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain of this information required by this Item 12 is hereby incorporated by reference to the section titled “Security Ownership of Management, Directors and Principal Holders,” “Long Term Compensation-Equity Based Awards” and “Outstanding Equity Awards at Fiscal Year-End Table” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year. For information regarding securities authorized for issuance under Doral Financial’s stock-based compensation plans, please refer to note 35, “Stock Options and Other Incentive Plans” of the accompanying consolidated financial statements of Doral Financial, which are included as an Exhibit in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the sections titled “Certain Relationships and Related Transactions, and Director Independence” and “Corporate Governance” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the section titled “Ratification of Independent Registered Public Accounting Firm” contained in Doral Financial’s proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of the 2013 fiscal year.

153

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of Doral Financial, together with the report thereon of Doral Financial’s independent registered public accounting firm, PricewaterhouseCoopers LLP, dated March 20, 2014, are included herein beginning on page F-2:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

•	Consolidated Statements of Operations for each of the three years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive (Loss) Income for each of the three years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2013, 2012 and 2011

•	Notes to consolidated financial statements

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

154

Exhibit Number	Description
3.1	Certificate of Incorporation of Doral Financial, as currently in effect. (Incorporated herein by reference to exhibit number 3.1(j) to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

3.2	Bylaws of Doral Financial, as amended on August 2, 2007. (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on August 6, 2007).

3.3	Certificate of Amendment of the Certificate of Incorporation of Doral Financial dated March 12, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on March 16, 2010).

3.4	Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock dated April 20, 2010 (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010).

3.5	Certificate of Amendment to Certificate of Incorporation of Doral Financial dated June 26, 2013 (incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on June 28, 2013).

4.1	Common Stock Certificate (Incorporated herein by reference to exhibit number 4.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 28, 2013).

4.2	Loan and Guaranty Agreement among Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority (“AFICA”), Doral Properties, Inc. and Doral Financial. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.3	Trust Agreement between AFICA and Citibank, N.A. (Incorporated herein by reference to exhibit number 4.2 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.4	Form of Serial and Term Bond (included in Exhibit 4.3 hereof).

4.5	Deed of Constitution of First Mortgage over Doral Financial Plaza. (Incorporated herein by reference to exhibit number 4.4 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.6	Mortgage Note secured by First Mortgage referred to in Exhibit 4.5 hereto (included in Exhibit 4.5 hereof).

4.7	Pledge and Security Agreement. (Incorporated herein by reference to exhibit number 4.6 of Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 filed with the Commission on November 15, 1999).

4.8	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to senior debt securities. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.9	Indenture, dated May 14, 1999, between Doral Financial and Bankers Trust Company, as trustee, pertaining to subordinated debt securities. (Incorporated herein by reference to exhibit number 4.3 of Doral Financial’s Current Report on Form 8-K filed with the Commission on May 21, 1999).

4.10	Form of Stock Certificate for 7% Noncumulative Monthly Income Preferred Stock, Series A. (Incorporated herein by reference to exhibit number 4(A) of Doral Financial’s Registration Statement on Form S-3 filed with the Commission on October 30, 1998).

Exhibit Number	Description
4.11	Form of Stock Certificate for 8.35% Noncumulative Monthly Income Preferred Stock, Series B. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on August 30, 2000).

4.12	First Supplemental Indenture, dated as of March 30, 2001, between Doral Financial and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as trustee. (Incorporated herein by reference to exhibit number 4.9 to Doral Financial’s Current Report on Form 8-K filed with the Commission on April 2, 2001).

4.13	Form of Stock Certificate for 7.25% Noncumulative Monthly Income Preferred Stock, Series C. (Incorporated herein by reference to exhibit number 4.1 of Doral Financial’s Registration Statement on Form 8-A filed with the Commission on May 30, 2002).

4.14	Form of Stock Certificate for 4.75% Perpetual Cumulative Convertible Preferred Stock. (Incorporated herein by reference to exhibit number 4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

4.15	Form of Stock Certificate for Mandatorily Convertible Non-Cumulative Non-Voting Preferred Stock (Incorporated herein by reference to exhibit number 3.1 of Doral Financial’s Current Report on Form 8-K filed with the Commission on April 26, 2010)(included in Exhibit 3.4 hereto).

10.1	Stipulation and Agreement of Partial Settlement, dated as of April 27, 2007. (Incorporated herein by reference to exhibit number 10.1 of Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 30, 2007).

10.2	Purchase Agreement, dated September 23, 2003, between Doral Financial Corporation and Wachovia Securities LLC, as Representative of the Initial Purchasers of Doral Financial’s 4.75% Perpetual Cumulative Convertible Preferred Stock named therein. (Incorporated herein by reference to exhibit number 1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 30, 2003).

10.3	Employment Agreement, dated as of May 23, 2006, between Doral Financial Corporation and Glen Wakeman. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on May 30, 2006).

10.4	Employment Agreement, dated as of October 2, 2006, between Doral Financial Corporation and Enrique R. Ubarri, Esq. (Incorporated herein by reference to exhibit number 10.7 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed with the Commission on December 29, 2006).

10.5	Employment Agreement, dated as of June 1, 2007, between Doral Financial Corporation and Christopher Poulton (Incorporated herein by reference to exhibit number 10.10 to Doral Financial’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 20, 2008).

10.6	Security holders and Registration Rights Agreement dated as of July 19, 2007, between Doral Financial Corporation and Doral Holdings Delaware, LLC (Incorporated herein by reference to exhibit number 10.1 to the Current Report on Form 8-K filed with the Commission on July 20, 2007).

10.7	Doral Financial 2008 Stock Incentive Plan (Incorporated herein by reference to Annex A to the Definitive Proxy Statement for the Doral Financial 2008 Annual Stockholders’ Meeting filed with the Commission on April 11, 2008).

10.8	Employment Agreement, dated as of March 16, 2009, between Doral Financial and Robert E. Wahlman. (Incorporated herein by reference to exhibit number 99.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on March 26, 2009).

Exhibit Number	Description
10.9	Cooperation Agreement dated as of April 19, 2010 between Doral Financial Corporation, Doral Holdings Delaware, LLC, Doral Holdings, L.P. and Doral GP, Ltd. (Incorporated herein by reference to exhibit number 10.15 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.10	Stock Purchase Agreement dated as of April 19, 2010 between Doral Financial Corporation with the purchasers named therein. (Incorporated herein by reference to exhibit number 10.16 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 10, 2010).

10.11	Amendment to Employment Agreement between the Company and Robert Wahlman dated June 25, 2010. (Incorporated herein by reference to exhibit number 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.12	Form of Restricted Stock Award Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.13	Form of Retention Bonus Letter Regarding Retention Bonuses Granted to Certain Named Executive Officers of the Company on June 25, 2010. (Incorporated herein by reference to exhibit number 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on June 25, 2010).

10.14	Amendment No. 1 to Security holders and Registration Rights Agreement between Doral Financial Corporation and Doral Holdings Delaware, LLC dated as of August 5, 2010. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 10, 2010).

10.15	Form of Restricted Stock Award Agreement for Directors of Doral Financial Corporation under the 2008 Stock Incentive Plan. (Incorporated herein by reference to exhibit number 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on January 24, 2011).

10.16	Amendment to Employment Agreement between the Company and Robert E. Wahlman dated August 10, 2011 (Incorporated herein by reference to Exhibit 10.22 to Doral Financial’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the Commission on August 16, 2011).

10.17	Consent Order among Doral Bank, the Federal Deposit Insurance Corporation and the Commissioner of Financial Institutions of Puerto Rico dated August 8, 2012. (Incorporated herein by reference to Exhibit 99.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on August 9, 2012).

10.18	Written Agreement by and between Doral Financial Corporation and the Federal Reserve Bank of New York dated September 11, 2012. (Incorporated herein by reference to Exhibit 99.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on September 13, 2012).

10.19†	Amendment No. 1 to Employment Agreement between the Company and Christopher Poulton dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.1 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

10.20†	Amendment No. 1 to Employment Agreement between the Company and Enrique Ubarri dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.2 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

10.21	Amendment No. 3 to Employment Agreement between the Company and Robert E. Wahlman dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.3 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

Exhibit Number	Description
10.22†	Amendment No. 1 to Employment Agreement between the Company and Glen Wakeman dated December 26, 2012. (Incorporated herein by reference to Exhibit 10.4 to Doral Financial’s Current Report on Form 8-K filed with the Commission on December 27, 2012).

10.23*	Closing Agreement between Doral Financial Corporation and the Secretary of the Treasury of the Commonwealth of Puerto Rico dated March 26, 2012.

12.1*	Computation of Ratio of Earnings to Fixed Charges.

12.2*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21.1*	List of Doral Financial’s Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
32.2*	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101+	Financial statements from Annual Report on Form 10-K of the Company for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	Management contract or compensatory plan or agreement.
+	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)
Date: March 20, 2014	/s/ Glen R. Wakeman

Glen R. Wakeman
President and Chief Executive Officer

Date: March 20, 2014	/s/ David Hooston

David Hooston
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman Glen R. Wakeman	President and Chief Executive Officer	March 20, 2014

/s/ David Hooston	Executive Vice President and Chief Financial Officer	March 20, 2014
David Hooston

/s/ Dennis G. Buchert Dennis G. Buchert	Director	March 20, 2014

/s/ James E. Gilleran James E. Gilleran	Director	March 20, 2014

/s/ Douglas L. Jacobs Douglas L. Jacobs	Director	March 20, 2014

/s/ David E. King David E. King	Director	March 20, 2014

/s/ Gerard L. Smith Gerard L. Smith	Director	March 20, 2014

/s/ Nancy Reinhard Nancy Reinhard	Principal Accounting Officer	March 20, 2014

DORAL FINANCIAL CORPORATION

INDEX PAGE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Doral Financial Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Doral Financial Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of the underlying data and mathematical model supporting the allowance for loan and lease losses and the related provision for loan and lease losses existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico

March 20, 2014

CERTIFIED PUBLIC ACCOUNTANTS

(OF PUERTO RICO)

License No. LLP-216 Expires Dec. 1, 2016

Stamp E97091 of the P.R. Society of

Certified Public Accountants has been

affixed to the file copy of this report

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands, except for per share data)	2013	2012
Assets
Cash & due from banks	$522,358	$634,432
Restricted cash & other interest-earning assets	127,379	95,461
Securities held to maturity	100	—
Securities held for trading, at fair value	25,426	42,303
Securities available for sale, at fair value (includes $206,494 pledged as collateral at December 31, 2012 that may be repledged)(1)	248,641	287,676
Federal Home Loan Bank of New York stock, at cost	60,229	63,853

Total investment securities	334,396	393,832
Loans:
Loans held for sale at fair value	39,022	—
Loans held for sale, at lower of cost or market (includes $81,558 and $94,417 pledged as collateral at December 31, 2013 and 2012, respectively, that may be repledged)	358,964	438,055
Loans receivable (includes $175,033 and $171,957 pledged as collateral at December 31, 2013 and 2012, respectively, that may be repledged)	6,342,029	6,174,810
Less: Allowance for loan and lease losses	(130,916)	(135,343)

Total net loans receivable	6,211,113	6,039,467

Total loans, net	6,609,099	6,477,522
Accounts receivable	41,099	41,626
Mortgage-servicing advances	89,833	72,743
Accrued interest receivable	30,480	30,140
Servicing assets, net	98,902	99,962
Premises and equipment, net	90,990	93,975
Real estate held for sale, net	130,817	111,923
Deferred tax asset, net	55,004	48,716
Prepaid income tax	319,239	318,407
Other assets	43,858	60,363

Total assets	$8,493,454	$8,479,102

Liabilities
Deposits:
Non interest-bearing deposits	$365,402	$353,472
Other interest-bearing deposits	3,217,975	2,279,157
Brokered deposits	1,413,878	1,996,235

Total deposits	4,997,255	4,628,864
Securities sold under agreements to repurchase	—	189,500
Advances from the Federal Home Loan Bank	1,117,203	1,180,413
Loans payable	277,815	270,175
Notes payable	1,033,126	1,043,887
Accrued expenses and other liabilities	332,733	330,590

Total liabilities	7,758,132	7,643,429
Commitments and contingencies (note 29)
Stockholders’ Equity
Preferred stock, $1 par value; 40,000,000 shares authorized; 5,811,391 shares issued and outstanding, at aggregate liquidation preference value at December 31, 2013 and December 31, 2012, respectively
Perpetual noncumulative nonconvertible preferred stock (Series A, B and C)	148,700	148,700
Perpetual cumulative convertible preferred stock	203,382	203,382
Common stock, $0.01 par value; 15,000,000 shares authorized; 6,648,396 shares issued and outstanding at December 31, 2013 (6,423,021 shares issued and outstanding at December 31, 2012)(2)	66	64
Additional paid-in capital	1,231,867	1,229,445
Accumulated deficit	(845,862)	(747,914)
Accumulated other comprehensive(loss) income, net of income tax benefit of $500 and income tax expense of $425 at December 31, 2013 and 2012, respectively	(2,831)	1,996

Total stockholders’ equity	735,322	835,673

Total liabilities and stockholders’ equity	$8,493,454	$8,479,102

(1)	As of December 31, 2013, there are no pledged securities available for sale with right to repledge.

(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 36.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except for per share data)	2013	2012	2011
Interest income:
Loans	$345,908	$346,393	$327,219
Mortgage-backed and investment securities	6,330	12,388	30,061
Interest-only strips	5,003	5,804	6,025
Other interest-earning assets	3,384	3,892	4,312

Total interest income	360,625	368,477	367,617
Interest expense:
Deposits	54,537	63,386	88,286
Securities sold under agreements to repurchase	4,143	10,120	21,119
Advances from the Federal Home Loan Bank (includes $0, $882 and $2,766 for the year ended December 31, 2013, 2012 and 2011, respectively, of AOCI reclassifications for net loss on cash flow hedges)	34,746	38,202	37,129
Loans payable	6,054	5,888	5,964
Notes payable	34,886	30,356	26,224

Total interest expense	134,366	147,952	178,722

Net interest income	226,259	220,525	188,895
Provision for loan and lease losses	73,630	176,098	67,525

Net interest income after provision for loan and lease losses	152,629	44,427	121,370
Non-interest income (loss):
Total other-than-temporary impairment losses	—	(6,396)	(8,485)
Portion of loss recognized in other comprehensive income (before taxes)	—	—	4,195

Net credit related OTTI losses	—	(6,396)	(4,290)
Net gain on investment securities available for sale (includes $(307), $(1,475) and $11,321 for the year ended December 31, 2013, 2012 and 2011, respectively, of AOCI reclassifications for realized (losses) gains on investment securities)	329	5,867	27,467
Net gain on loans securitized and sold and capitalization of mortgage servicing	28,073	47,438	33,894
Retail banking fees	23,994	25,890	27,211
Servicing income (net of mark-to-market adjustments)	12,082	696	15,849
Insurance agency commissions	13,537	13,414	12,569
Net (loss) gain on trading assets and derivatives	(8,949)	(2,351)	4,007
Net loss on early repayment of debt	(2,620)	(2,009)	(3,068)
Other income	4,975	1,704	4,478

Total non-interest income (loss)	71,421	84,253	118,117
Non-interest expense:
Compensation and benefits	102,856	80,873	73,431
Professional services	46,931	50,030	37,694
Occupancy expense, net	21,226	21,206	18,159
Communication expense	12,900	13,832	15,145
FDIC insurance expense	20,032	17,478	14,316
Depreciation and amortization	11,589	13,386	13,228
Electronic data processing expense	17,515	16,746	12,480
Taxes, other than payroll and income taxes	12,198	10,236	11,645
Corporate insurance	7,269	6,549	5,669
Other	26,152	27,385	22,783
Other real estate owned expenses	23,765	24,184	11,132
Foreclosure and other credit related expenses	9,341	11,555	12,788

Total non-interest expense	311,774	293,460	248,470

Loss before income taxes	(87,724)	(164,780)	(8,983)
Income tax expense (benefit)	563	(161,481)	1,707

Net loss	$(88,287)	$(3,299)	$(10,690)

Net loss attributable to common shareholders(1)	$(97,948)	$(12,960)	$(20,350)

Net loss per common share(1)(2)	$(14.86)	$(1.99)	$(3.20)

(1)

For the years ended December 31, 2013, 2012 and 2011, net loss per common share represents basic and diluted loss per common share, respectively, for each of the periods presented. Refer to note 36 for additional information regarding net loss attributable to common shareholders.

(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013.

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(In thousands)	2013	2012	2011
Net loss	$(88,287)	$(3,299)	$(10,690)
Other comprehensive loss, before tax:
Unrealized (loss) gains on securities arising during the period	(5,986)	1,368	6,277
Non-credit portion of OTTI losses	—	—	(4,195)
Reclassification of net realized losses (gains) included in net loss	307	1,475	(11,321)

Other comprehensive (loss) income on investment securities, before tax	(5,679)	2,843	(9,239)
Income tax benefit (expense) related to investment securities	852	(425)	1,405

Other comprehensive (loss) income on investment securities, net of tax	(4,827)	2,418	(7,834)
Other comprehensive income on cash flow hedges	—	818	2,431

Other comprehensive (loss) income	(4,827)	3,236	(5,403)

Comprehensive loss	$(93,114)	$(63)	$(16,093)

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year ended December 31,
(In thousands)	2013	2012	2011
Preferred Stock	$352,082	$352,082	$352,082
Common Stock:
Balance at beginning of year	64	64	64
Common stock issued/converted:
Restricted stock issued	2	—	—

Balance at end of year	66	64	64
Additional Paid-In Capital:
Balance at beginning of year	1,229,445	1,224,202	1,220,489
Restricted stock issued	(2)	—	—
Stock-based compensation recognized	2,424	5,243	3,713

Balance at end of year	1,231,867	1,229,445	1,224,202
Accumulated Deficit:
Balance at beginning of year	(747,914)	(734,954)	(714,603)
Net loss	(88,287)	(3,299)	(10,690)
Dividend accrued on preferred stock	(9,661)	(9,661)	(9,661)

Balance at end of year	(845,862)	(747,914)	(734,954)
Accumulated Other Comprehensive Income (Loss), Net of Tax:
Balance at beginning of year	1,996	(1,240)	4,163
Other comprehensive (loss) income, net of deferred tax	(4,827)	3,236	(5,403)

Balance at end of year	(2,831)	1,996	(1,240)

Total stockholders’ equity	$735,322	$835,673	$840,154

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net loss	$(88,287)	$(3,299)	$(10,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	2,424	5,243	3,713
Depreciation and amortization	11,589	13,386	13,228
Capitalization of mortgage servicing rights	(13,635)	(13,583)	(10,035)
Mark-to-market adjustment of mortgage servicing rights	12,822	25,924	12,074
Deferred tax benefit	(5,177)	(166,743)	(3,753)
Housing tax credit recognized	(3,469)	—	—
Provision for loan and lease losses	73,630	176,098	67,525
Provision for OREO losses	16,523	16,847	6,757
Provision for credit related losses	3,021	762	6,438
Provision for uncertain tax position	—	1,860	—
Loss on sale of OREO	2,245	3,153	750
Net premium amortization on loans, investment securities and debt	11,168	20,714	20,750
Loss on sale of loans	1,395	878	—
Origination and purchases of loans held for sale	(730,263)	(797,380)	(421,094)
Principal repayments and sales of loans held for sale	288,512	176,120	49,852
Gain on sale of investment securities	(32,878)	(57,072)	(54,026)
Net OTTI losses	—	6,396	4,290
Net loss on early repayment of debt	2,620	2,009	3,068
Unrealized loss on trading securities	95	102	44
Purchases of securities held for trading	(5,380)	—	—
Principal repayment and sales of securities held for trading	802,169	816,547	569,973
Amortization and net loss on the fair value of IOs	17,053	2,208	373
Unrealized gain on derivative instruments	(413)	(1,448)	(172)
Decrease (increase) in derivative instruments	—	1,544	(524)
(Increase) decrease in restricted cash	(65,705)	155,010	(50,805)
Decrease (increase) in accounts receivable	527	(5,200)	(7,722)
Increase in mortgage servicing advances	(17,090)	(10,948)	(10,333)
(Increase) decrease in accrued interest receivable	(340)	2,737	422
Decrease in other assets	22,000	18,631	17,672
(Decrease) increase in accrued expenses and other liabilities	(113,985)	(20,824)	63,721

Total adjustments	279,458	372,971	282,186

Net cash provided by operating activities	191,171	369,672	271,496

Cash flows from investing activities:
Purchases of securities available for sale	(144,887)	(509,322)	(905,378)
Principal repayment and sales of securities available for sale	175,861	699,944	1,931,566
Proceeds from sale of FHLB stock	3,624	5,807	8,427
Originations, purchases and repurchases of loans receivable	(1,687,162)	(1,632,262)	(1,440,259)
Principal repayment of loans receivable	1,156,836	956,148	697,284
Proceeds from sales of loans receivable	95,793	—	—
Proceeds from sales of MSRs	1,896	—	—
Purchases of premises and equipment	(8,604)	(6,806)	(9,131)
Proceeds from sales of OREO	34,439	33,714	43,107

Net cash (used in) provided by investing activities	(372,204)	(452,777)	325,616

Cash flows from financing activities:
Increase (decrease) in deposits	367,335	217,146	(237,316)
Decrease in securities sold under agreements to repurchase	(191,632)	(254,809)	(219,500)
Proceeds from advances from FHLB	1,292,000	310,000	185,000
Repayment of advances from FHLB	(1,371,808)	(387,000)	(309,000)
Fees paid on debt exchange and early repayment of debt	—	—	(65,367)
Repayment of secured borrowings	(16,090)	(13,485)	(18,130)
Proceeds from issuance of notes payable	—	574,616	—
Repayment of notes payable	(10,846)	(38,171)	(7,591)

Net cash provided by (used in) financing activities	68,959	408,297	(671,904)

Net (decrease) increase in cash and cash equivalents	(112,074)	325,192	(74,792)
Cash and cash equivalents at beginning of period	634,432	309,240	384,032

Cash and cash equivalents at the end of period	$522,358	$634,432	$309,240

Cash and cash equivalents includes:
Cash and due from banks	$522,358	$634,432	$309,240

DORAL FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
(In thousands)	2013	2012	2011
Supplemental schedule of non-cash activities:
Loan securitizations	$764,240	$765,342	$543,413

Loans transferred to real estate held for sale	$72,101	$47,221	$75,760

Reclassification of loans receivable portfolio to the held for sale portfolio	$142,968	$61,116	$106,925

Reclassification of loans held for sale portfolio to the loans receivable portfolio	$62,518	$—	$614

Substitution of securities sold under agreement to repurchase with FHLB with advances from FHLB	$—	$—	$515,000

Refinance of loan extended to unconsolidated variable interest entity	$—	$111,007	$—

Supplemental information for cash flows:
Cash used to pay interest	$132,465	$145,584	$185,847

Cash used to pay income taxes	$837	$2,861	$10,976

The accompanying notes are an integral part of these financial statements.

DORAL FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Doral Financial Corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2013, 2012 and 2011

1.	Nature of Operations and Basis of Presentation

Doral Financial Corporation (“Doral,” “Doral Financial” or the “Company”) is a bank holding company engaged in banking, mortgage banking, insurance and commercial lending activities through its wholly-owned subsidiaries Doral Bank (“Doral Bank”), Doral Recovery, Inc. (“Doral Recovery”), Doral Insurance Agency, LLC (“Doral Insurance Agency”), and Doral Properties, Inc. (“Doral Properties”). Doral Bank has three wholly-owned subsidiaries, Doral Mortgage, LLC (“Doral Mortgage”), which is principally engaged in mortgage lending in Puerto Rico, Doral Money, Inc. (“Doral Money”), which is engaged in commercial lending in the United States, and Doral Recovery, LLC (“Doral Recovery II”, previously CB, LLC), an entity originally formed to dispose of a real estate project of which Doral Bank took possession during 2005, which now holds commercial loans and certain residential mortgage loans previously held by Doral Bank. Doral Money has three variable interest entities created for the purpose of entering into collateralized loan arrangements with third parties.

During the year ended December 31, 2013, the Company recorded several out-of-period adjustments that affected the consolidated results of operations for the year ended December 31, 2013. The out-of-period adjustments relate primarily to the incorrect recording of past due interest associated with a number of loan modifications and the resulting effect of this adjustment on the calculation of the allowance for loan losses, segmentation of certain modified loans within the ALLL model, recourse liability, recognition of housing tax credits, and dividend deduction recognized in the tax provision. The impact of these adjustments resulted in a decrease in the pre-tax loss recognized for the year ended December 31, 2013 of $0.4 million. The impact of correcting these errors in the prior periods would have increased (decreased) loss before income taxes by approximately $0.1 million and $(0.4) million for the years ended December 31, 2012 and 2011, respectively. The Company assessed the impact of the adjustments needed to correct these errors in the appropriate periods and concluded that recording the adjustments in the year ended December 31, 2013, rather than restating the prior periods impacted, was quantitatively and qualitatively immaterial to the results of operations, financial position, and cash flows corresponding to the prior periods impacted.

Basis of Presentation

The consolidated financial statements include the accounts of Doral Financial Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. In accordance with the consolidation guidance for variable interest entities, the Corporation has also consolidated any variable interest entities for which it has a controlling financial interest; and therefore, is the primary beneficiary. Assets held in a fiduciary capacity are not assets of the Company and, accordingly, are not included in the consolidated statements of financial condition.

On June 28, 2013, the Company effected a 1-for-20 reverse split of its common stock. The reverse split is described further in note 34 to these consolidated financial statements. All share and per share information in the consolidated financial statements and accompanying notes has been adjusted to retroactively reflect the 1-for-20 reverse stock split.

Certain amounts reflected in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Certain of these estimates are critical to the presentation of the Company’s financial condition and results of operations since they are particularly sensitive to the Company’s judgment and are highly complex in nature. Of particular significance are judgments and estimates made to estimate the amount of the allowance and provision for loan and lease losses, the determination to place loans on non-accrual status and return loans to accrual status, the determination of whether a loan restructure is a TDR and whether loan performance meets the criteria not to be reported as a TDR, the valuation of mortgage servicing rights, interest only strips, repossessed assets, and investment securities (including identification of those that are other than temporarily impaired), the collectability of receivables, adequacy of recourse obligations, fair value measurement of assets and liabilities, as well as income taxes and the accompanying deferred tax asset and reserves. The Company believes that the judgments, estimates and assumptions used in the preparation of its consolidated financial statements are appropriate given the factual circumstances as of December 31, 2013. However, given the sensitivity of the Company’s consolidated financial statements to these estimates, the use of other judgments, estimates and assumptions could result in material differences in the Company’s results of operations or financial condition.

Cash and Cash Equivalents and Restricted cash

Cash and cash equivalents include cash and due from banks and money market deposits. For purposes of reporting cash flows, cash includes cash on hand and due from banks and money market deposits. Cash and cash equivalents are carried at cost, which approximates fair value due to the short-term nature of its components.

Restricted cash includes the minimum balance required of deposits from other financial institutions, cash and due from banks and money market deposits pledged to collateralize securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank as well as other obligations. Restricted cash also includes the principal and interest collected from loans pledged to secure certain collateralized loan obligations entered into by the Company. Restricted cash is carried at cost, which approximates fair value due to the short-term nature of its components.

Investment Securities

Investment securities are recorded on trade-date basis, except for securities underlying forward purchases and sales contracts which are recorded on contractual settlement date. As of the reporting date, unsettled purchase transactions are recorded in the Company’s investment portfolio along with an offsetting liability. Unsettled sale transactions are deducted from the Company’s investment portfolio and recorded within other assets in the consolidated statement of condition. Investment securities are classified as follows:

Securities Held for Trading:    Securities that are bought and held principally for the purpose of selling them in the near term are classified as securities held for trading and reported at fair value, generally based on quoted market prices or quoted market prices for similar instruments. If quoted market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment on estimation. Realized and unrealized changes in fair value are recorded in net gain or loss on trading assets and derivatives in the consolidated statements of operations in the period in which the changes occur.

Securities held for trading include investment securities reported at fair value, forwards, caps and swap contracts, which are accounted for as derivative instruments. As part of its trading activities, the Company recognizes a derivative at the time of the execution of the contract and marks to market the contracts against current operations until settlement. The securities underlying the forward contracts are recorded at settlement at their market value and generally classified as available for sale.

Interest income and expense from trading instruments are included in net interest income in the consolidated statements of operations.

Securities Held to Maturity:    Securities that the Company has the ability and intent to hold until their maturities are classified as held to maturity and reported at amortized cost.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Interest income from securities held to maturity is included in net interest income in the Company’s consolidated statements of operations.

Securities Available for Sale:    Securities not classified as either securities held to maturity or securities held for trading are classified as available for sale and reported at fair value, with unrealized gains and non-credit losses excluded from net income (loss) and reported, net of tax, in other comprehensive income (loss). The cost of securities sold is determined using the specific identification method.

Interest income from securities available for sale is included in net interest income in the Company’s consolidated statements of operations.

Other Investment Securities:    Investments in equity that do not have readily determinable fair values are classified as other securities in the consolidated statements of financial condition. These securities are stated at cost. Stock that is owned by the Company to comply with regulatory requirements, such as FHLB stock, is included in this category.

Deferred items, including premiums and discounts, are amortized into interest income over the contractual life of the securities adjusted for actual prepayments using the effective interest method.

Other-than-temporary impairment:    The Company performs an assessment of other-than-temporary impairment whenever the fair value of an investment security is less than its amortized cost basis at the balance sheet dates. Amortized cost basis includes the par value of the security net of any repayments, the unamortized premiums and un-accreted discounts, previous OTTI recognized and fair value hedge accounting adjustments. OTTI is considered to have occurred under the following circumstances:

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

The Company evaluates its individual available for sale investment securities for OTTI on at least a quarterly basis. As part of this process, the Company considers its intent to sell each investment security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Company recognizes an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, an analysis is performed to determine if any of these securities are at risk for OTTI. To determine which securities are at risk for OTTI and should therefore be quantitatively evaluated utilizing a detailed cash flow analysis, the Company evaluates certain indicators which consider various characteristics of each security including, but not limited to: (i) the credit rating and related outlook or status of the securities; (ii) the creditworthiness of the issuers of the securities; (iii) the value and type of underlying collateral; (iv) the duration and magnitude of the unrealized loss; (v) any credit enhancements and; (vi) other collateral-related characteristics such as the ratio of credit enhancements to expected credit losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

Once a credit loss is recognized, the investment will be adjusted to a new amortized cost basis equal to the previous amortized cost basis less the loss recognized in earnings. For the investment securities for which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Loans Held for Sale

The Company’s loans classified as held for sale include residential mortgage loans, commercial & industrial loans, commercial real estate loans, and GNMA loans. Effective March 18, 2013, the Company elected to account for its newly originated, Puerto Rico residential mortgage loans classified as held for sale, under the fair value option, with changes in fair value reported within the mark-to-market adjustment on loans held for sale at fair value caption in the consolidated statements of operations. Upfront fees and costs related to loans held for sale at fair value are recognized in earnings as incurred and not deferred.

All other loans held for sale not subject to the fair value option are carried at the lower of cost or fair value, on an aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance of loans held for sale at lower of cost or fair value are included in the determination of income in the period in which those changes occur and are reported under net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations. Loan origination fees, direct loan origination costs, premiums and discounts related to loans held for sale at lower of cost or fair value, are deferred as an adjustment to the carrying basis of such loans until these are sold or securitized. Gains and losses on loans held for sale at lower of cost or fair value are recorded within non-interest income in the consolidated statements of operations. The fair value of mortgage loans held for sale is generally based on secondary market prices for MBS, which is the Company’s principal market, adjusted to reflect particular characteristics of the loan, such as guarantee fees, servicing fees, actual delinquency and credit risk. The Company’s loans held for sale are generally classified as Level 2. Loans held for sale may be classified as Level 3 in the extent that management makes certain adjustments to the fair value model based on unobservable inputs that are significant.

The Company recognizes interest income on loans held for sale on an accrual basis, except when management believes the collection of principal or interest is doubtful. Generally, loans held for sale are placed on non-accrual status when any portion of principal or interest is 90 days past due or more. Residential mortgage loans are placed in non-accrual status at the time the loans are four payments past due. Additionally, FHA/VA guaranteed loans are placed in non-accrual status when the loans have ten payments in arrears. When a loan is placed in non-accrual status, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is accounted for under the cost recovery method, where the payment reduces the Company’s recorded investment in the loan or the cash basis method, where the interest is recognized as income when received. Loans return to accrual status when principal and interest become current under the terms of the loan agreement; or when the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The Company regularly reviews its loans held for sale portfolio and may transfer loans from the loans held for sale portfolio to its loans receivable portfolio. If a transfer occurs, the Company records the loan receivable at its lower of cost or fair value. The difference between the carrying value of the loan and the lower of cost or fair value is charged against earnings in the period in which the decrease occurs.

Loans held for sale also includes Government National Mortgage Association defaulted loans which have a conditional buy-back option. Should GNMA loans meet the specified delinquency criteria and become eligible for repurchase, the loans are recorded as loans held for sale, regardless of whether the Company intends to exercise the buy-back option. At that time, an offsetting liability is also recorded within the accrued expenses and other liabilities caption in the consolidated statements of condition. If the Company were to exercise the buy-back option, the loans would be repurchased, removed from the held for sale portfolio and classified as a loan receivable (see below).

Loans Receivable

Loans receivable are those held principally for investment purposes. These consist of residential mortgage, consumer, commercial real estate, commercial and industrial and construction and land loans which the Company does not intend to sell in the near future.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs (including premiums and discounts) and previous charge-offs. Unearned interest and deferred loans fees are deferred at inception and amortized into interest income throughout the lives of the underlying loans using the effective interest method.

The Company recognizes interest income on loans receivable on an accrual basis unless there is uncertainty about the collection of all contractual principal or interest. For mortgage loans, the Company discontinues recognition of interest income when the loan is four payments past due, except for mortgage loans insured by the FHA/VA that are placed in non-accrual when the loan is ten payments past due. Loans return to accrual status when principal and interest are current or have fewer than four payments past due, and if the loan has been restructured and complies with specified criteria (see Troubled Debt Restructuring below).

When a loan is placed on non-accrual status, all accrued but unpaid interest to date is reversed against interest income. Such interest, if collected, is accounted for under either the cost recovery method, where the payment reduces the recorded investment in the loan, or under the cash basis method, where the interest payment is recognized as interest income when received. The cost recovery method is used when there is uncertainty about the ultimate collectability of principal and interest.

The Company considers a loan to be impaired when the loan is in non-accrual status, when the loan is considered a TDR, when the loan has a specific reserve assigned or when the loan has been partially charged off. Impaired loans may be restored to accrual status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected. The judgment as to returning an impaired loan to accrual status considers recent collateral valuations, recent payment performance, borrowers’ other assets, and management’s estimate as to future loan performance.

Non-accrual loans include loans that are contractually performing in accordance with the modified terms, but do not meet the criteria to be returned to accrual status because: (i) six payments have not yet been made; or (ii) in the case of a TDR, six payments have been made, but the loan still has a pending payment reset. Loans considered TDRs will remain in non-accrual status until the borrower has demonstrated capacity to comply with scheduled payments for at least six months after the last payment reset.

The Company modifies loans that are delinquent due to economic or legal reasons if the Company determines that it is in the best interest of both the Company and the borrower. In some cases, the loan modification fits the definition of TDR due to the nature of the borrower’s financial condition, and is accounted for as an impaired loan (see Troubled Debt Restructurings below).

Commercial and Construction & Land Loans’ Risk Categories

The Company evaluates commercial loans (including construction and land loans) using updated debt service coverage ratios and LTV, where applicable, and rates each one as pass (there are six grades of pass), special mention, substandard, doubtful, loss, or watch, as defined by the Company’s Risk Rating and Asset Classification Policy (“Policy”). The Policy is designed to be a tool for senior management to assess and identify the relative risk of default and loss among the Company’s commercial and construction loans’ credit exposure. Each commercial and construction credit facility over $100,000 is assigned a grade that takes into consideration factors that materially affect credit quality. The Company’s Loan Review Department analyzes and reclassifies commercial or construction loans in accordance with their conclusion of the loan’s credit risk and condition. The ratings of credit facilities over $100,000 are updated at least annually, and may be updated upon changes in delinquency status, renewal at maturity, or other circumstances. Facilities under $100,000 are automatically classified based on delinquency status.

During the third quarter of 2012, the Company expanded the loan grades to add grades four to six and the category “watch”. The grades special mention, substandard, doubtful and loss have remained the same. The loan grades are based upon the following definitions:

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

“1” — Superior

Loans rated 1 represent a credit extension of the highest quality. The borrower’s historic (at least five years) cash flows manifest extremely large and stable margins of coverage. Balance sheets are conservative, well capitalized, and liquid. After considering debt service for proposed and existing debt, projected cash flows continue to be strong and provide ample coverage. The borrower typically reflects broad geographic and product diversification and has access to alternative financial markets. Also included in this category may be loans secured by highly liquid collateral, such as insured certificates of deposit held at Doral Bank.

“2” — Strong

Loans rated 2 are those for which the borrower has a strong financial condition, balance sheet, operations, cash flow, debt capacity and coverage with ratios better than industry norms. The borrowers of these loans exhibit a limited leverage position; are virtually immune to local economies in stable growing industries, and where management is well respected and the company has ready access to public markets.

“3” — Above Average

Loans rated 3 are those loans for which the borrower has above average financial condition and flexibility; more than satisfactory debt service coverage, balance sheet and operating ratios are consistent with or better than industry peers, have little industry risk, move in diversified markets and where management is experienced and competent in their industry. These borrowers access to capital markets is limited mostly to private sources, often secured, but the borrower typically has access to a wide range of refinancing alternatives. Loans secured by high quality traded stocks or lower grade municipal bonds (must be investment grade) and government guaranteed loan programs may also be included in this rating category.

“4” — Average

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

“5” — Acceptable

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

“6” — Acceptable with Care

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

“L” — Loss

Loans classified Loss or L are considered uncollectible and of little value. This classification does not mean the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this asset even though partial recovery may occur in the future.

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

Loans or portions of loans estimated by management to be uncollectible are charged to the allowance for loan and lease losses in the period in which they are deemed uncollectible. Recoveries on loans previously charged-off are credited to the allowance. Provisions for loan and lease losses are charged to expenses and credited to the ALLL. While management believes that the current ALLL is maintained at a level believed appropriate to provide for inherent probable losses in the loan portfolio, future additions to the allowance may be necessary. If economic conditions or borrower behaviors deviate substantially from the assumptions used by the Company in determining the ALLL, further increases in the allowance may be required.

Management estimates the ALLL separately for each loan type and geography, and combines the amounts in reaching its estimate for the full portfolio. The ALLL includes both unimpaired and impaired loans, but excludes loans held for sale that are carried at fair value, or the lower of cost or market, as the fair value of these loans already reflects a credit component. On an ongoing basis, management monitors the loan portfolio and evaluates the adequacy of the ALLL.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Management’s ALLL estimate for performing loans is assessed based upon: (i) the probability of the performing loan defaulting at some future period; (ii) the likelihood of the loan curing or resuming payment versus the likelihood of the collateral being foreclosed upon and sold or a short sale; and (iii) the Company’s historical experience of recoveries on sale of OREO related to the contractual principal balance at the time the collateral is repossessed.

For non-performing loans, ALLL is estimated either by: (i) considering the loans’ current level of delinquency and the probability that the loan will be foreclosed upon from that delinquency stage, and the loss that will be realized assuming foreclosure (mortgage loans); (ii) considering the loans’ book value less discounted forecasted cash flows; or (iii) measuring impairment for individual loans considering the specific facts and circumstances of the borrower, guarantors, collateral, legal matters, market matters, and other circumstances that may affect the borrower’s ability to repay their loan, the Company’s ability to repossess and liquidate the collateral, and the Company’s ability to pursue and enforce any deficiency amount to be collected. The probability of a loan migrating to foreclosure, whether a current loan or a past due loan, and the amount of loss given foreclosure, is based upon the Company’s own experience, with more recent experience weighted more heavily in the calculated factors. In estimating the amount of loss-given-foreclosure factor, management considers the actual price at which recent sales have been executed compared to the unpaid principal balance at the time of foreclosure. Management determines the foreclosure factor based upon loan-to-value ratio (calculated as current loan balance divided by the original or most recent appraisal value), duration in OREO, and size of the original loan.

The Company pools residential mortgage loans and small CRE loans with similar characteristics, and performs an impairment analysis using discounted cash flows. Commercial loans greater than $50,000 (including commercial real estate, commercial & industrial, and construction & land) that have been loss mitigated are evaluated individually for impairment. The Company measures impaired loans at their estimated realizable values, determined by the observable market price or by discounting the expected future cash flows at the loan’s effective interest rate, or, as a practical expedient, at the estimated fair value of the collateral less disposal costs, if the loan is collateral dependent. If foreclosure is probable, the Company is required to measure impairment based on the fair value of the collateral less cost to sell. In the event that appraisals show a deficiency, the Company includes the deficiency in its loss reserve estimate. For collateral dependent construction projects, the Company determines the fair value measurement based upon its exit strategy of the particular asset(s) acquired in foreclosure.

In accordance with current accounting guidance, loans determined to be TDRs are considered to be impaired for purposes of estimating the ALLL and when being evaluated for impairment. The cash flow forecast for TDRs is based upon estimates as to the rate at which reduced interest-rate loans will make the reset payments or be re-modified, the cumulative default rate of TDRs, prepayment speed (voluntary and involuntary), likelihood of foreclosure, collateral sale prices in future periods, broader economic performance, the continued behavior of the Company and markets similar to past behavior, and other less significant matters. If a loan or pool yields a present value (or the estimated fair value of the collateral less cost to sell, when the loan is collateral dependent) below the recorded investment, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL. Actual future cash flows may deviate significantly from those estimated and additional provisions may be required in the future to reflect deviations from the estimated cash flows.

The Company charges off loans when it is determined that the likelihood of collecting the amount has been reduced to a level that their continued recognition as an asset is not warranted. For residential mortgage loans, the recorded investment is reduced by a charge-off to the fair value less cost to sell of the collateral property, when the loan is 180 days past due. For consumer loans, the reported loan balance is reduced by a charge-off when the loan is 120 days past due, except for revolving lines of credit (typically credit cards), which are charged off to the estimated value of the collateral (if any) at 180 days. For all commercial loans, the determination of whether a loan should be fully or partially charged off is much more subjective, and considers the results of an operating business, the value of the collateral, the financial strength of the guarantors, the likelihood of different outcomes of pending litigation affecting the borrower, the potential effect of new laws or regulations, and other matters. The Company’s commercial loan charge-offs are determined by the Charge-off Committee, which is a subcommittee of the Allowance Committee.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company categorizes loans which are past due five years or more as a “Loss” and, accordingly, are fully charged off, even though partial recovery may occur in the future. However, in the cases where a loan past due five years or greater is actively undergoing collection (i.e. foreclosure, deed in lieu, restructuring, etc.), the loan is maintained at fair value, less cost to sell.

During the third quarter of 2012, the Company began using Real Estate Valuation Estimate (“REVE”) reports to obtain updated values on residential mortgage loans that are past due more than 180 days. The REVE’s scope of work sets the minimum required inspection of the subject property as a viewing of the exterior from the street and does not typically involve an inspection of the subject property. The Company now elects to use REVEs or other appraiser-prepared estimates of value rather than BPOs, as value estimates prepared by licensed appraisers rather than real estate brokers can reasonably be expected to result in more accurate independent estimates of value.

The Company’s current criteria for assessing whether an existing appraisal or evaluation continues to reflect the market value (that is, continues to be valid) for default properties (loans secured by residential properties with interest more than 180 days past due) is 12 months for residential properties and between 12 and 18 months for commercial properties. Nevertheless, certain commercial properties may not require an appraisal or evaluation before the 18th month, as valuation concerns might not have arisen at that point. These standards will vary depending upon the condition of the property and the marketplace, and the nature of the transaction.

For large commercial and construction loans, the initial risk rating is driven by performance and delinquency. On an ongoing basis, the risk rating of such large loans is managed by the portfolio management and collections function, and reviewed and validated by the loan review function. As management’s assessment of the inherent credit risk in the commercial portfolio continues to be high, the Company individually evaluates for impairment on a quarterly basis all commercial loans over 90 days past due with an outstanding balance above $50,000. All such criticized loans are also reviewed by the Company’s Special Assets Committee each quarter.

The Company applies the following methodologies to estimate its ALLL for the various loan portfolios:

Residential Mortgage and Other Consumer Loans

The general component of the ALLL for residential mortgage loans is calculated based on the probability that loans within different delinquency buckets will default (“Probability of Default”) and, in the case of default, the extent of losses that the Company would realize (“Loss Given Default”). In determining the Probability of Default, the Company considers the historical migration of loans to default status. In determining the ALLL for residential mortgage loans, for purposes of forecasting the future behavior of the portfolio, the Company utilizes a migration analysis which places a heavier weighting on the most recent experience.

Severity of loss is calculated based on historical gross realized losses pursuant to OREO sales. Historical losses are adjusted upwards in cases where a lack of observations produces distortions, such as apparent net gains on sale of OREO in smaller segments. Severity assumptions for the residential portfolio range between 10% and 42%, depending on the size of the loan and loan-to-value ratios, and up to 100% for second mortgages. The severity of loss on defaulted loans is adjusted to reflect the likelihood that a defaulted loan will be foreclosed upon, as a significant number of residential mortgage loans that default in PR will subsequently cure by pay-off, becoming current or performing as a modified loan.

The ALLL for other consumer loans is estimated based upon the historical charge-off rate using the Company’s historical experience.

Commercial Real Estate, Commercial & Industrial, and Construction & Land Loans

The general component of the ALLL for performing commercial real estate, commercial & industrial and construction & land loans is estimated considering Probability of Default and Loss Given Default, or the loan

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

quality assigned to each loan and the estimated expected loss associated with that loan grade. The Probability of Default is based upon the Company’s experience in its current portfolio. The Loss Given Default is based upon the Company’s actual experience in resolving defaulted loans.

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

The collateral for each non-performing mortgage loan is analyzed to determine potential loss exposure, and, in conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the ALLL.

Troubled Debt Restructurings

In all loan modifications, regardless of type, the Company follows the applicable guidance in determining whether a modification constitutes a TDR. Troubled debt restructurings result in the Company granting to the borrower an economic concession it would not otherwise consider because of economic or legal reasons pertaining to the borrower’s financial difficulties. However, not all concessions granted by the Company constitute a TDR, such as cases where the modified terms are consistent with market conditions and represent terms the borrower could obtain from another lender in the current market. Additionally, loans may be extended or renewed at a stated interest rate equal to the current interest rate for a new debt with similar risk.

As residential mortgage borrowers face circumstances that may result in the inability to comply with the contractual terms and conditions of their loan, the Company may elect to enter into arrangements which provide temporary relief while aiding a borrower in the repayment of their financial debt and reducing future losses to the Company’s loan portfolio.

Regarding residential mortgage loans, the Company could modify one or more terms of the loan in order to achieve a target debt-to-income ratio that would result in a reduction in monthly housing expense for the borrower. The modification of terms may include one or a combination of the following: (i) extension of the amortization term; (ii) temporary reduction in interest rate; or (iii) principal forbearance or reduction. Delinquent interest, servicer advances, and any other past-due amounts will typically be rolled into an interest-free “piggyback note” (i.e. forbearance) due on the same maturity date as the interest-bearing mortgage. In cases where the interest rate was temporarily reduced, the interest rate will eventually be adjusted back to the lower of the original interest rate on the mortgage note or a predetermined interest rate cap in 1% increments on an annual basis until the permanent rate is reached.

Regarding the commercial loan portfolio, the modification of terms may include one or a combination of the following: (i) reduction in interest rate, or interest elimination; (ii) reduction in principal; (iii) extension of maturity; (iv) waiving of financial covenants; (v) transfer of assets from the borrower; or (vi) substitution or

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

addition of a new borrower. In evaluating these loans, the Company considers the borrower’s repayment capacity, evaluates the support provided by guarantors (i.e. financial statements), and assesses the value of the collateral pledged. As in residential mortgage loan TDRs, commercial TDRs are designed to help ensure that the Company maximizes its recovery potential.

In the event that a TDR loan was accruing at the time of modification, the loan continues to be considered an accruing loan, until such time that the Company has doubts as to the collectability of principal and interest, based on the original loan terms or when the loan qualifies for non-accrual treatment, based on the number of payments past due. Generally, a TDR loan that was in non-accrual status at the time of modification continues to be accounted for as a non-accrual loan until the loan does not have a payment reset, and the borrower has made at least six contractual payments after the modification. At such time the loan will not be reported as non-accrual and will be treated as any other performing TDR loan.

A loan may be removed from TDR reporting if: (a) the loan was modified during the prior year to the current year; (b) has made at least six payments in accordance with the modified terms; and (c) the effective yield at the time of modification was at least equal to the market rate of similar credit.

Servicing Assets and Servicing Activities

The Company pools FHA-insured and VA-guaranteed mortgages for issuance of GNMA mortgage backed securities. Conforming loans are pooled and issued as FNMA or FHLMC MBS as well as sold in bulk to investors with servicing retained.

Mortgage servicing rights retained in a sale or securitizations arise from contractual agreements between the Company and investors in either mortgage securities or mortgage loans. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the servicer for performing the servicing. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing function typically includes: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, among others. The servicing rights entitle the Company to annual servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The annual servicing fees generally fluctuate between 25 and 50 basis points. The servicing fees are recognized as income when collected. In addition, MSRs may entitle the Company, depending on the contract language, to ancillary income including late charges, float income, and prepayment penalties. In certain instances, the Company may also service loans with no contractual servicing fee. The servicing asset or liability associated with such loans is evaluated based on ancillary income, including float, late fees, prepayment penalties and costs associated with the servicing function.

Under several servicing contracts, the Company must advance all or part of the scheduled payments to the investor, even when mortgage loan payments are delinquent. These amounts are included within mortgage servicing advances in the consolidated statements of financial condition until they are collected from the borrower or from liquidation proceeds when the mortgage loan is foreclosed. The Company bears the costs of attempting to collect on delinquent and defaulted mortgage loans.

In the ordinary course of business and at the time loans are sold to third parties, the Company makes certain representations and warranties to purchasers and insurers of these loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract on any representation or warranty, or if there is an early payment default, the Company may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan.

In the past, the Company sold mortgage loans and MBS subject to recourse provisions. Pursuant to these recourse arrangements, the Company agreed to retain or share the credit risk with the purchaser of such mortgage loans for a specified period or up to a certain percentage of the total amount in loans sold. The Company

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

estimates its recourse obligation based on historical losses from foreclosure and disposition of mortgage loans adjusted for expectations of changes in portfolio behavior and market environment.

Real Estate Held for Sale

Real estate held for sale is usually acquired via formal foreclosure proceedings or via deed in lieu of foreclosure. Legal fees and other direct costs incurred as part of the foreclosure proceedings are expensed as incurred. Foreclosed properties are classified as held for sale and are stated at the lower of cost or fair value less cost to sell. Before transferring the loan to real estate held for sale, a charge to the ALLL is recognized for any initial write down to fair value less costs to sell. Any losses in the carrying value arising from periodic appraisals of the properties after foreclosure are charged to expense in the period incurred. The cost of maintaining and operating such properties is expensed as incurred. Gains and losses not previously recognized that result from disposition of real estate held for sale are recorded in non-interest expense within the other real estate owned expenses caption in the consolidated statements of operations.

Premises and Equipment

Premises, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line basis method over the estimated useful life of the asset. Amortization of leasehold improvements is computed using the straight-line basis method over the lesser of the estimated useful lives of the assets or the terms of the lease. The lease term is defined as the contractual term plus lease renewals that are considered to be “reasonably assured.”

The following is summary of the estimated useful lives of the Company’s property and equipment.

Asset Category	Estimated Useful Life (in years)
Office buildings	30 - 40
Office furniture and equipment	3 - 5
Leasehold and building improvements	5 - 10
Automobiles	5

Rent expense under operating leases is recognized on a straight-line basis over the lease term taking into consideration contractual rent increases. The difference between rent expense and the rental amount paid during a period is charged to a “Deferred rent obligation” account, included in accrued expenses and other liabilities in the consolidated statements of financial condition.

The Company measures impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Goodwill and Other Intangible Assets

Goodwill is recognized when the purchase price of net assets acquired in a business combination is higher than the fair value of the net assets acquired. Goodwill is tested for impairment at least annually or more frequently if events or circumstances indicate possible impairment. In determining the fair value of a reporting unit, the Company uses a discounted cash flow analysis.

The impairment determination for Goodwill is made at the reporting unit level and consists of a qualitative and quantitative analyses. Assessing Goodwill for impairment requires the Company to evaluate qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If it is not more-likely-than-not that the fair value of a reporting unit is less than the carrying amount, the Company is not required to perform a quantitative analysis.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

If needed, in the second step the Company calculates an implied fair value of goodwill. The Company determines the fair value of the reporting unit and compares it to the carrying value. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. Goodwill impairment losses are recorded as part of operating expenses in the consolidated statements of operations.

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

A transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Company surrenders control over those financial assets is accounted for as a sale if, and only if, all of the following conditions are met: (i) the transferred financial assets have been isolated from the Company — put presumptively beyond the reach of Doral and its creditors, even in bankruptcy or other receivership; (ii) each transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its rights to pledge or exchange the assets and provides more than a trivial benefit to the Company; and (iii) the Company, its consolidated affiliates included in these financial statements, or its agents do not maintain effective control over the transferred financial assets or third-party beneficial interests related to those transferred assets. Examples of the Company’s effective control over the transferred financial assets include, but are not limited to: (a) an agreement that both entitles and obligates Doral to repurchase or redeem the assets before their maturity; (b) an agreement that provides the Company with both the unilateral ability to cause the holder to return specific financial assets and a more-than-trivial benefit attributable to that ability, other than through a cleanup call; or (c) an agreement that permits the transferee to require the Company to repurchase the transferred financial assets at a price that is so favorable to the transferee that it is probable that the transferee will require the Company to repurchase them.

If a transfer of financial assets in exchange for cash or other consideration (other than beneficial interests in the transferred assets) does not meet the criteria for a sale as described above, the Company accounts for the transfer as a secured borrowing with a pledge of collateral.

Under the GNMA Mortgage Backed Securities Guide, when the residential mortgage loans meet GNMA’s specified delinquency criteria, they are eligible for repurchase. At the Company’s option and without GNMA prior authorization, the Company may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option and is triggered when delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back options means that the Company does not maintain effective control over the loans and therefore, these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over these loans. The loans are then brought back onto the Company’s books by recording a loan held for sale at fair value, along with an offsetting liability, regardless of whether the Company as seller-servicer intends to exercise the buy-back option.

Interest-Only Strips:    IOs represent the present value of the estimated future cash flows retained by the Company as part of its past sale and securitization activities. The Company classifies its existing IOs as trading securities. In order to determine the value of its IOs, the Company uses a valuation model that calculates the present value of estimated cash flows. The model incorporates the Company’s own estimates of assumptions

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

market participants use in determining the fair value, including estimates of prepayment speeds, discount rates, defaults and contractual fee income. Changes in fair value of IOs held in the trading portfolio are recorded in net gain (loss) on trading activities in the Company’s consolidated statements of operations.

The Company recognizes as interest income the excess of the cash collected from the borrowers over the yield payable to investors, up to an amount equal to the yield on the IOs. The Company accounts for any excess retained spread as amortization to the gross IO capitalized at inception. The Company updates its estimates of expected cash flows quarterly and recognizes changes in calculated effective yield on a prospective basis.

Securities Sold under Agreements to Repurchase

As part of its financing activities, the Company enters into sales of securities under agreements to repurchase for the same or substantially similar securities. Under these agreements, the Company maintains effective control over such securities; accordingly, the amounts received under these agreements represent collateralized financing transactions. The investment securities pledged to collateralize these agreements, continue to be carried in the Company’s consolidated statements of financial condition at the amounts at which they will settle with interest income accounted for on an accrual basis in the consolidated statements of operations. The counterparties to the contracts generally have the right to re-pledge the securities received as collateral.

Insurance Agency Commissions

Insurance agency commissions are recorded when the insurance policies are issued by the insurance companies. An allowance is created for expected adjustments to commissions earned relating to policy cancellations.
Derivatives

The Company uses derivatives to manage its exposure to interest rate risk caused by changes in interest rates, to changes in fair value of assets and liabilities and to secure future cash flows. Derivatives are generally either privately negotiated over-the-counter contracts or standard contracts transacted through regulated exchanges. OTC contracts generally consist of swaps, caps and collars, forwards and options.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value Measurements

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in current accounting guidance, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is the price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Certain loans held for sale, securities held for trading, securities available for sale, derivatives and servicing assets are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other financial assets at fair value on a nonrecurring basis, such as loans held for sale at lower of cost or fair value, loans receivable and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets.

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

Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable inputs reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Therefore, the fair values represent management’s estimates and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. See note 32 for additional information regarding the fair value methodology used by the Company to determine the fair value of financial and non-financial instruments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities based on current tax laws. To the extent tax laws change, deferred tax assets and liabilities are adjusted, as necessary, in the period that the tax change is enacted.

Current accounting guidance requires that a valuation allowance be established for any deferred tax asset for which, based on management’s evaluation, it is more likely than not (a likelihood of more than 50%) that such asset will not be realized. Significant management judgment is required in determining the valuation allowance recorded against deferred tax assets. In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years and tax planning strategies. The determination of a valuation allowance on deferred tax assets requires judgment based on weight of all available evidence and considering the relative impact of negative and positive evidence. These estimates are projected through the life of the related deferred tax asset based on assumptions that we believe to be reasonable and consistent with current operating results. Changes in future operating results not currently forecasted may have a significant impact on the realization of deferred tax assets.

Income tax positions assumed by the Company in its tax returns may be subject to challenge by the taxing authority upon review of the return. Uncertain tax positions are recorded when it is more likely than not the position will be sustained upon examination by the tax authorities. Interest and penalties related to income tax uncertainties are recorded within income tax expense in the consolidated statements of operations.

Income tax benefit or expense includes: (i) deferred tax expense or benefit, which represents the net change in the deferred tax assets or liability during the year plus any change in the valuation allowance, if any, and (ii) current tax expense.

The Company accounts for taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The presentation of comprehensive (loss) income is included in separate consolidated statements of comprehensive (loss) income. Comprehensive (loss) income includes the Company’s net (loss) income, other comprehensive (loss) income resulting from changes in the unrealized gains and losses on available for sale securities and unrealized gains and losses on derivatives classified as cash flow hedges.

Segment Information

Reportable segments are a component of an enterprise about which separate financial information is available that is evaluated regularly by management and is used by the Company’s executive management team to decide how to allocate resources and assess performance.

Management determined the reportable segments based upon the Company’s organizational structure and the information provided to the Chief Operating Decision Maker, to the senior management team and, to a lesser extent, the Company’s Board of Directors. Other factors such as the Company’s organizational chart, nature of the products, distribution channels and the economic characteristics of the products were also considered in the determination of the reportable segments.

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

Reserve for unfunded commitments

The reserve for unfunded commitments is maintained at a level believed by the Company to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of financial condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities. Net adjustments to the reserve for unfunded commitments are included in other operating expenses in the consolidated statements of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

3.	Recent Accounting Pronouncements

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Accounting Standards Update No. 2014-4, Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-4”)

This update clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in ASU 2014-4 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. Management does not expect the implementation of this update to have an effect on the Company’s consolidated financial statements.

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

Accounting Standards Update No. 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”)

This update affects the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. This Update changes the approach to the investment company assessment in Topic 946, clarifies the characteristics of an investment company, and provides comprehensive guidance for assessing whether an entity is an investment company. This Update requires an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. It also requires the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946; (b) information about changes, if any, in an entity’s status as an investment company; and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in ASU 2013-08 are effective for interim and annual reporting periods beginning after December 15, 2013, with earlier application prohibited. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Accounting Standards Update No. 2013-07 — Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (“ASU 2013-07”)

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

Accounting Standards Update No. 2013-04 — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”)

In February 2013, the FASB issued ASU 2013-04 to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several-liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several-liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in ASU 2013-04 are effective for interim and annual reporting periods beginning after December 15, 2013. Management does not expect the implementation of this update to have a material effect on the Company’s consolidated financial statements.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Accounting Standards Update No. 2013-02 — Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, to supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011). The amendments require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. Public companies are required to comply with these amendments for all reporting periods presented, including interim periods. The amendments in ASU 2013-02 were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update resulted in additional disclosures within the consolidated statements of operations, but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2013-01 — Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

In January 2013, the FASB issued ASU 2013-01, to clarify that the scope of ASU 2011-11 (issued in December 2011) would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45, or are subject to a master netting arrangement or similar agreement. The FASB concluded that the clarified scope will reduce significantly the operability concerns expressed by preparers while still providing decision-useful information about certain transactions involving master netting arrangements. The amendments in ASU 2013-01 were effective retrospectively for reporting periods beginning on or after January 1, 2013. The adoption of this update resulted in additional disclosures within note 31 — Derivatives, but did not impact the Company’s consolidated financial statements.

Accounting Standards Update No. 2012-04 — Technical Corrections and Improvements (“ASU 2012-04”)

In October 2012, the FASB issued ASU 2012-04, to clarify the Codification, correct unintended application of guidance, and/or make minor improvements which the FASB did not expect to have a significant effect on current accounting practice. Specifically, this ASU includes technical corrections and improvements as well as conforming amendments related to fair value measurements. The technical corrections and improvements as well as conforming amendments related to fair value measurements are comprised of: (1) source literature amendments; (2) guidance clarification and reference corrections; and (3) relocated guidance. The conforming amendments related to fair value measurements do not introduce any new fair value measurements, but rather conform terminology to eliminate inconsistencies and clarify certain guidance in various topics of the codification to fully reflect the fair value measurement and disclosure requirements of ASC 820. Certain amendments and corrections in ASU 2012-04 do not have transition guidance and were effective upon issuance. The remaining amendments in ASU 2012-04 were effective for fiscal periods beginning after December 15, 2012. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Accounting Standards Update No. 2012-2 (Topic 350) — Intangibles — Goodwill and Other (“ASU 2012-02”)

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

Accounting Standards Update No. 2011-11 — Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

In December 2011, the FASB issued ASU 2011-11, enhancing disclosures about offsetting assets and liabilities by requiring improved information about financial instruments and derivative instruments that are either: (1) offset in accordance with certain rights to setoff conditions prescribed by current accounting guidance; or (2) subject to an enforceable master netting agreement or similar agreement, irrespective of whether they are offset in accordance to current accounting guidance. The amendments in ASU 2011-11 were effective for the first interim period beginning after January 1, 2013. This information enabled users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The adoption of this update resulted in additional disclosures but did not impact the Company’s consolidated financial statements.

4.	Cash & due from banks

As of December 31, 2013 and 2012, the Company’s cash and due from banks totaled $522.4 million and $634.4 million, respectively, which includes non-interest bearing deposits with other banks totaling $63.0 million and $36.7 million, respectively. As of December 31, 2013 and 2012, the Company’s cash balances included interest bearing balances with the FRBNY of $426.3 million and $560.5 million, respectively, and with the FHLB of $5.0 million and $3.6 million, respectively.

The Company’s bank subsidiary is required by federal and state regulatory agencies to maintain average reserve balances with the FRBNY or other banks. Those required average reserve balances were $66.1 million and $152.3 million as of December 31, 2013 and 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

5.	Restricted Cash & Other Interest-Earning Assets

The Company reported restricted cash & other interest-earning assets of $127.4 million and $95.5 million as of December 31, 2013 and 2012, respectively.

The following table presents the composition of restricted cash and due from banks and other interest-earning assets for the periods presented:

	December 31,
(in thousands)	2013	2012
Minimum balance required of deposits with other financial institutions	$68,309	$433
Cash held in escrow accounts	7,580	9,851
Restricted assets related to the CLO special-purpose entities (see note 37):
Cash and due from banks	1,049	1,627
Other interest earning assets	50,441	83,550

	$127,379	$95,461

6.	Securities Held for Trading

The following table summarizes the fair value of the Company’s securities held for trading as of the periods presented:

	December 31,
(In thousands)	2013	2012
Mortgage-backed securities	$524	$619
Variable rate IOs	24,533	41,547
Fixed rate IOs	83	122
Derivatives(1)	286	15

Total	$25,426	$42,303

(1)	Refer to note 31 for additional information regarding the notional amount of derivatives.

The weighted-average yield is computed based on amortized cost and, therefore, does not give effect to changes in fair value. As of December 31, 2013 and 2012 weighted-average yield, including IOs, was 12.80% and 13.47%, respectively.

The components of net (loss) gain on trading assets and derivatives are as follows:

	Year ended December 31,
(In thousands)	2013	2012	2011
(Loss) gain on IO valuation	$(11,609)	$4,019	$7,481
(Loss) gain on MSR economic hedge	(2,322)	652	1,464

Gain (loss) on hedging derivatives	4,982	(7,022)	(4,938)

Total	$(8,949)	$(2,351)	$4,007

The table above does not include the net gain on sale of securities held for trading of $32.5 million, $51.1 million and $26.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included within net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

7.	Securities Available for Sale

The following tables summarize the amortized cost, gross unrealized gains and losses, approximate fair value, weighted-average yield, and contractual maturities of securities available for sale as of December 31, 2013 and 2012.

The weighted-average yield is computed based on amortized cost and does not give effect to changes in fair value. Expected maturities of mortgage-backed securities and certain debt securities might differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2013
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$59	$1	$—	$60	4.85%
Due from five to ten years	1,171	76	—	1,247	4.80%
Due over ten years	175,488	278	3,756	172,010	2.29%
CMO Government Sponsored Agencies
Due from one to five years	1,116	—	92	1,024	7.80%
Due over ten years	3,183	1,069	106	4,146	6.10%
Obligations U.S. Government Sponsored Agencies
Due within one year	44,981	—	5	44,976	0.10%
Private Securities and Other
Due within one year	5,000	—	208	4,792	3.50%
Due over ten years	20,973	38	625	20,386	3.16%

	$251,971	$1,462	$4,792	$248,641	2.08%

	As of December 31, 2012
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Weighted- Average Yield
Agency MBS
Due from one to five years	$115	$9	$—	$124	4.84%
Due from five to ten years	1,342	93	—	1,435	4.80%
Due over ten years	204,431	1,433	318	205,546	1.58%
CMO Government Sponsored Agencies
Due from one to five years	1,393	—	115	1,278	7.80%
Due over ten years	4,675	1,104	145	5,634	5.46%
Obligations U.S Government Sponsored Agencies
Due within one year	44,976	5	—	44,981	0.13%
Private Securities and Other
Due from one to five years	5,000	6	—	5,006	3.50%
Due over ten years	23,397	275	—	23,672	3.17%

	$285,329	$2,925	$578	$287,676	1.63%

For the years ended December 31, 2013, 2012 and 2011, proceeds from sales of securities available for sale totaled $32.1 million, $0.5 billion and $1.4 billion, respectively. Gross gains on the sale of securities available for

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

sale totaled $0.3 million, $5.9 million and $27.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, the Company did not recognize OTTI. For the years ended December 31, 2012 and 2011, the Company recognized OTTI of $6.4 million and $4.3 million, respectively, on the securities available for sale portfolio.

8.	Investments in an Unrealized Loss Position

The following tables present the Company’s fair value and gross unrealized losses for available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012:

	As of December 31, 2013
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	10	$118,486	$2,621	5	$49,900	$1,135	15	$168,386	$3,756
CMO Government Sponsored Agencies	—	—	—	2	2,662	198	2	2,662	198
Obligations U.S. Government Sponsored Agencies	1	44,976	5	—	—	—	1	44,976	5
Private Securities and Other	7	23,398	833	—	—	—	7	23,398	833

	18	$186,860	$3,459	7	$52,562	$1,333	25	$239,422	$4,792

	As of December 31, 2012
	Less than 12 months			12 months or more			Total
(Dollars in thousands)	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Agency MBS	5	$62,366	$318	—	$—	$—	5	$62,366	$318
CMO Government Sponsored Agencies	1	1,130	16	3	3,308	244	4	4,438	260

	6	$63,496	$334	3	$3,308	$244	9	$66,804	$578

Investment securities currently held by the Company are principally MBS or securities backed by a U.S. government sponsored entity and therefore, principal and interest on the securities is considered recoverable.

For the year ended December 31, 2013, the Company’s MBS fixed-income portfolio reflects an increase in its unrealized loss position, as mortgage interest rates have increased during 2013, negatively affecting the market value of this portfolio.

As of December 31, 2013, the declines in the fair value of the securities in the Company’s portfolio are considered temporary, as the Company neither intends to sell these securities, nor is it more likely than not that it will be required to sell these securities, prior to recovering their entire amortized cost basis. Based on this impairment analysis, the Company did not recognize OTTI during the year ended December 31, 2013.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table presents the securities for which OTTI was recognized at December 31, 2012, based on the Company’s impairment analysis:

	As of December 31, 2012			Year ended December 31, 2012
(In thousands)	Amortized Cost (after credit related OTTI)	Gross Unrealized Losses	Fair Value	OTTI Related to Credit Loss	OTTI Related to Non-Credit Loss	Total Impairment Losses
OTTI Investments
P.R. Non-Agency CMOs	$—	$—	$—	$4,881	$—	$4,881
Other	—	—	—	1,515	—	1,515

	$—	$—	$—	$6,396	$—	$6,396

The following table presents activity related to the credit losses recognized in earnings for debt securities held by the Company, for which a portion of OTTI remains in accumulated other comprehensive income (loss):

	Year ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$—	$7,106	$2,816
Additions:
Credit losses for which OTTI was not previously recognized	—	1,515	—
Additional OTTI credit losses for which an other-than-temporary charge was previously recognized	—	4,881	4,290
Securities sold during the period for which an OTTI was previously recognized	—	(13,502)	—

Balance at end of period	$—	$—	$7,106

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

At December 31, 2013 and 2012, certain securities and loans, as well as cash and other interest earning assets, were pledged to secure public deposits, assets sold under agreements to repurchase, certain borrowings and available credit facilities, as described below:

	December 31,
(In thousands)	2013	2012
Securities available for sale	$62,204	$252,739
Loans receivable	2,959,542	3,017,694

Total pledged assets	$3,021,746	$3,270,433

Pledged securities and loans that the creditor has the right to re-pledge are disclosed on the consolidated statements of financial condition. Pledged loans held for sale do not include loans held for sale at fair value, but only those that continue to be carried at the lower of cost or market.

As of December 31, 2013, the Company had no pledged investment securities as collateral to securities sold under agreements to repurchase. As of December 31, 2012, the Company had $206.5 million pledged investment securities as collateral to securities sold under agreements to repurchase. As of December 31, 2013 and 2012, the

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Company also had pledged investment securities available for sale that were as follows: $17.3 million and $1.4 million, respectively, pledged to secure public funds from the government of Puerto Rico; $44.9 million and $44.9 million, respectively, pledged as collateral for the FNMA recourse obligation.

Loans receivable totaling $1.8 billion and $1.9 billion as of December 31, 2013 and 2012, respectively, are pledged as collateral for advances from FHLB, while $27.4 million and $3.7 million are pledged as collateral for secured borrowings as of December 31, 2013 and December 31, 2012, respectively. Loans receivable pledged also include $1.1 billion and $1.1 billion of syndicated commercial loans as of December 31, 2013 and 2012, respectively, pledged as collateral to secure notes payable issued by three VIEs included in the Company’s consolidated financial statements as of December 31, 2013. See Note 37 for additional information regarding the Company’s VIE’s.

10.	Loans Held for Sale

Effective March 18, 2013, the Company irrevocably elected to measure at fair value each newly originated residential mortgage loan in the Puerto Rico portfolio classified as held for sale. By electing the fair value option, the loans are marked to market and unrealized gains and losses are included in the mark-to-market adjustment on loans held for sale, at fair value, within the non-interest income caption of the consolidated statements of operations. As of December 31, 2013, the carrying amount of loans held for sale, at fair value was $39.0 million. The mark-to-market related changes in the fair value of loans held for sale, at fair value, resulted in gains of $0.2 million for the year ended December 31, 2013.

Prior to electing the fair value option for certain loans held for sale, all loans classified as held-for-sale were carried at the lower of cost or market. The lower-of-cost-or-market accounting resulted in a potential mismatch of the earnings impact of changes in the fair value of the loans held for sale and the derivative contracts entered into to hedge the interest rate risk associated with the loans. The Company’s fair value election does not apply to certain other loans classified as held-for-sale, such as GNMA loans with right of repurchase, loans pledged to secure borrowings, or any loans in the U.S. portfolio, as the fair value option was only elected for residential mortgage loans to be sold which are originated by Doral Bank’s Puerto Rico operations.

Loans held for sale consist of the following as of December 31, 2013 and 2012:

	December 31,
(In thousands)	2013	2012
Loans held for sale, at fair value
Residential mortgage	$24,948	$—
FHA/VA	14,074	—

Total loans held for sale, at fair value	39,022	—

Loans held for sale, at lower of cost or market
Residential mortgage	71,859	97,185
FHA/VA	213,525	284,001
Commercial real estate	42,046	45,607
Commercial & industrial	31,534	11,262

Total loans held for sale, at lower of cost or market	358,964	438,055

Total loans held for sale(1)(2)	$397,986	$438,055

(1)	Includes $45.4 million and $17.6 million of balloon loans as of December 31, 2013 and 2012, respectively.

(2)	Includes $3.5 million and $1.1 million of interest-only loans as of December 31, 2013 and 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013 and December 31, 2012, loans held for sale included $201.7 million and $213.7 million, respectively, of defaulted FHA/VA loans collateralizing GNMA securities for which the Company has an unconditional option (but not an obligation) to repurchase. Payment of principal and a portion of the interest on these loans are guaranteed by the FHA/VA/FRM.

Loan origination fees, discount points, and certain direct origination costs for loans held for sale at lower of cost or market are initially recorded as an adjustment to the cost basis of the loan and reflected in the Company’s earnings as part of the net gain on mortgage loan sales when the loan is sold or securitized into an MBS. In the case of loans held for sale at fair value, up-front fees and costs are recognized in earnings as incurred and not deferred. As of December 31, 2013 and December 31, 2012, the Company had net deferred origination fees on loans held for sale totaling approximately $0.1 million and $0.6 million, respectively.

As of December 31, 2013 and December 31, 2012, non-performing loans held for sale totaled $35.5 million and $38.6 million, respectively, excluding FHA/VA guaranteed loans and defaulted loans collateralizing GNMA securities.

In May 2013, the Company entered into an agreement to sell certain loans at a future date and reclassified $112.1 million of its commercial & industrial loans receivable to loans held for sale, at lower-of-cost-or-market. The initial lower of cost or market adjustment for these loans reclassified to held-for-sale was recorded in other expenses in the non-interest expense section of the statement of operations, with a corresponding reduction to their carrying value. Subsequent reductions in value were recorded within non-interest income in the consolidated statements of operations.

Following the transfer, $51.8 million of the aforementioned loans were not sold and subsequently reclassified back to loans receivable. During the year ended December 31, 2013, the Company sold a total of $48.2 million of commercial & industrial loans held for sale. As of December 31, 2013, the Company had a total of $31.5 million in commercial & industrial loans held for sale, at lower of cost or market.

11.	Loans Receivable and Allowance for Loan & Lease Losses

The table below presents the Company’s loan receivable portfolio, by loan type and geographical location, for the periods indicated:

	December 31, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$2,892,538	$10,209	$2,902,747	$3,107,825	$12,141	$3,119,966
FHA/VA guaranteed residential mortgage	46,286	—	46,286	59,699	—	59,699
Other consumer	19,264	176	19,440	24,674	39	24,713

Total consumer	2,958,088	10,385	2,968,473	3,192,198	12,180	3,204,378

Commercial
Commercial real estate	420,365	698,562	1,118,927	479,495	631,569	1,111,064
Commercial & industrial	120,634	1,482,146	1,602,780	130,804	1,420,918	1,551,722
Construction & land	127,210	524,639	651,849	146,818	160,828	307,646

Total commercial	668,209	2,705,347	3,373,556	757,117	2,213,315	2,970,432
Loans receivable, gross(1)(2)	3,626,297	2,715,732	6,342,029	3,949,315	2,225,495	6,174,810

Less:
Allowance for loan & lease losses	(115,274)	(15,642)	(130,916)	(121,768)	(13,575)	(135,343)

Loans receivable, net	$3,511,023	$2,700,090	$6,211,113	$3,827,547	$2,211,920	$6,039,467

(1)	Includes $3.0 billion and $1.9 billion of balloon loans, as of December 31, 2013 and 2012, respectively.

(2)	Includes $1.2 billion and $925.6 million of interest-only loans per terms of the original contract, as of December 31, 2013 and 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Fixed-rate loans and adjustable-rate loans were approximately $4.0 billion and $2.3 billion, respectively, at December 31, 2013, and $4.4 billion and $1.8 billion, respectively, at December 31, 2012.

The adjustable rate loans, comprised of commercial real estate, commercial & industrial, and construction & land loans, have interest-rate adjustment limitations and rates that are generally tied to interest-rate market indices (primarily the Prime Rate and 3-month LIBOR). Future market factors may affect the correlation between interest-rate adjustments and the rate the Company pays on its short-term deposits that primarily fund these loans.

Loan origination fees, discount points, and certain direct origination costs for loans receivable are deferred and presented as adjustments to the loan balance and amortized over the life of the loan. As of December 31, 2013 and 2012, net deferred origination fees on loans receivable totaled $23.9 million and $23.4 million, respectively.

During the year ended December 31, 2013, the Company sold a total of $95.6 million of loans held within its commercial & industrial loans receivable portfolio.

Non-accrual loans receivable, as of December 31, 2013 and 2012, are as follows:

	December 31, 2013			December 31, 2012
(In thousands)	PR	US	Total	PR	US	Total
Consumer
Residential mortgage	$416,023	$865	$416,888	$432,157	$554	$432,711
FHA/VA guaranteed residential	31,993	—	31,993	40,177	—	40,177
Other consumer(1)	62	—	62	428	—	428

Total consumer	448,078	865	448,943	472,762	554	473,316

Commercial
Commercial real estate	170,908	646	171,554	189,200	646	189,846
Commercial & industrial	3,125	751	3,876	6,106	—	6,106
Construction & land	91,931	1,610	93,541	109,306	4,382	113,688

Total commercial	265,964	3,007	268,971	304,612	5,028	309,640

Total non-accrual loans, excluding loans held for sale	$714,042	$3,872	$717,914	$777,374	$5,582	$782,956

(1)	Includes personal, revolving lines of credit and other consumer loans.

The Company would have recognized additional interest income had all loans receivable been accounted for on an accrual basis as follows:

	For the year ended December 31,
(In thousands)	2013	2012	2011
Consumer
Residential mortgage	$34,649	$21,521	$14,562
FHA/VA guaranteed residential	2,483	2,553	4,453
Other consumer	18	12	11

Total consumer	37,150	24,086	19,026

Commercial
Commercial real estate	16,968	11,107	6,130
Commercial & industrial	751	324	137
Construction & land	5,693	5,644	5,136

Total commercial	23,412	17,075	11,403

Total lost interest income	$60,562	$41,161	$30,429

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company’s aging of loans receivable as of December 31, 2013 and 2012 is as follows:

As of December 31, 2013

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total			Accruing Loans 90 and Over Days Past Due
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total	PR	US
Consumer
Residential mortgage	$2,389,570	$9,344	$166,561	$87	$336,407	$778	$2,892,538	$10,209	$2,902,747	$—	$—
FHA/VA guaranteed residential mortgage	10,673	—	4,646	—	30,967	—	46,286	—	46,286	2,692	—
Other consumer	17,483	176	1,004	—	777	—	19,264	176	19,440	715	—

Total consumer	2,417,726	9,520	172,211	87	368,151	778	2,958,088	10,385	2,968,473	3,407	—

Commercial
Commercial real estate	213,447	697,916	77,397	—	129,522	646	420,366	698,562	1,118,928	—	—
Commercial & industrial	118,915	1,482,146	375	—	1,343	—	120,633	1,482,146	1,602,779	786	—
Construction & land	38,239	523,029	4,341	—	84,630	1,610	127,210	524,639	651,849	—	—

Total commercial	370,601	2,703,091	82,113	—	215,495	2,256	668,209	2,705,347	3,373,556	786	—

Total loans	$2,788,327	$2,712,611	$254,324	$87	$583,646	$3,034	$3,626,297	$2,715,732	$6,342,029	$4,193	$—

As of December 31, 2012

	Current		30 to 89 Days Past Due		90 and Over Days Past Due		Total			Accruing Loans 90 and Over Days Past Due
(In thousands)	PR	US	PR	US	PR	US	PR	US	Total	PR	US
Consumer
Residential mortgage	$2,627,687	$11,677	$145,589	$263	$334,549	$201	$3,107,825	$12,141	$3,119,966	$—	$—
FHA/VA guaranteed residential mortgage	11,668	—	4,090	—	43,941	—	59,699	—	59,699	6,129	—
Other consumer	22,622	39	506	—	1,546	—	24,674	39	24,713	1,118	—

Total consumer	2,661,977	11,716	150,185	263	380,036	201	3,192,198	12,180	3,204,378	7,247	—

Commercial
Commercial real estate	259,661	630,923	47,004	—	172,831	646	479,496	631,569	1,111,065	—	—
Commercial & industrial	124,176	1,420,918	867	—	5,761	—	130,804	1,420,918	1,551,722	413	—
Construction & land	33,903	156,446	4,631	—	108,283	4,382	146,817	160,828	307,645	—	—

Total commercial	417,740	2,208,287	52,502	—	286,875	5,028	757,117	2,213,315	2,970,432	413	—

Total loans	$3,079,717	$2,220,003	$202,687	$263	$666,911	$5,229	$3,949,315	$2,225,495	$6,174,810	$7,660	$—

During 2012, the Company changed how it determines the amount of loans to be reported as TDRs. Modified loans continue to be accounted for as TDRs, but are removed from amounts reported as TDRs, if: (a) they were modified in a prior calendar year; (b) the borrower has made at least six payments in accordance with their modified terms; and (c) the new effective yield was at least equal to the market rate for similar loans at the time of modification. In addition to the aforementioned criteria, the loan must not have a payment reset pending.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Loan modifications that are considered TDRs, grouped by major modification types, completed during the years ended December 31, 2013 and 2012, are as follows:

	For the year ended December 31, 2013
(In thousands)	Deferral of principal and/or interest	Temporary rate reduction and/or term extension	Maturity or term extension	Other	Total
Consumer
Residential mortgage	$6,066	$130,285	$36,541	$4,036	$176,928
FHA/VA guaranteed residential	260	2,144	110	—	2,514

Total consumer	6,326	132,429	36,651	4,036	179,442

Commercial
Commercial real estate	—	—	—	34,208	34,208
Commercial & industrial	—	—	—	2,026	2,026
Construction & land	—	—	—	—	—

Total commercial	—	—	—	36,234	36,234

Total	$6,326	$132,429	$36,651	$40,270	$215,676

	For the year ended December 31, 2012
(In thousands)	Deferral of principal and/or interest	Temporary rate reduction and/or term extension	Maturity or term extension	Other	Total
Consumer
Residential mortgage	$4,586	$82,743	$7,628	$8,168	$103,125
FHA/VA guaranteed residential	—	2,102	155	—	2,257

Total consumer	4,586	84,845	7,783	8,168	105,382

Commercial
Commercial real estate	—	159	—	8,847	9,006
Commercial & industrial	—	—	—	—	—
Construction & land	—	922	—	—	922

Total commercial	—	1,081	—	8,847	9,928

Total	$4,586	$85,926	$7,783	$17,015	$115,310

As of December 31, 2013 and 2012, the Company’s non-accrual TDRs amounted to $414.6 million and $428.7 million, respectively. These include those TDRs that are currently performing in accordance with their modification terms, but do not meet the criteria to be returned to accrual status because: (a) six payments have not yet been made; or (b) six payments have been made, but there exists a pending reset which: (i) will increase the monthly payment by more than 25%; and (ii) either the borrower’s debt service to income ratio is greater than 40%, or the property loan-to-value ratio is greater than 80%. Of the total non-accrual TDRs, $107.1 million and $109.9 million are currently performing in accordance with their modified contractual terms (less than four payments in arrears for residential mortgage loans and less than 90 days past due for all other categories) as of December 31, 2013 and 2012, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The number of TDRs completed during the years ended December 31, 2013 and 2012, along with their pre- and post-modification recorded investment, were as follows:

	Year ended December 31,
	2013			2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
(Dollars in thousands)
Consumer
Non-FHA/VA residential	1,264	$170,578	$184,483	1,295	$171,425	$180,422
Other consumer	—	—	—	46	326	326

Total consumer	1,264	170,578	184,483	1,341	171,751	180,748

Commercial
Commercial real estate	101	$66,552	$71,968	29	$28,622	$27,227
Commercial & industrial	43	3,770	4,123	5	2,341	2,178
Construction & land	—	—	—	3	4,140	4,225

Total commercial	144	70,322	76,091	37	35,103	33,630

Total TDRs	1,408	$240,900	$260,574	1,378	$206,854	$214,378

The post-modification amounts which are greater than their pre-modification amounts resulted from including amounts due from the borrower for the Company’s previous payments for property taxes, insurance, and other fees on behalf of the borrower. In certain circumstances, such fees are paid by the Company in order to maintain its lien position, or otherwise protect the Company’s interest in the property during the period in which the borrower was delinquent or otherwise negligent in making timely payments.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate on modified loans than do defaults on newly originated loans. Therefore, modified loans present a higher risk of loss than do newly originated loans.

TDRs that were modified within the years ended December 31, 2013 and 2012, and re-defaulted during the years ended December 31, 2013 and 2012, respectively, were as follows:

	Year Ended December 31,
	2013		2012
(In thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Consumer
Non-FHA/VA residential mortgage	109	$16,852	67	$12,613

Commercial
Commercial real estate	—	—	2	553

Total recidivism	109	$16,852	69	$13,166

For the years ended December 31, 2013, 2012 and 2011, the Company would have recognized $30.0 million, $18.0 million and $7.5 million, respectively, in additional interest income had all TDR loans been accounted for on an accrual basis.

As of December 31, 2013 and 2012, construction & land TDRs totaled $44.2 million and $64.0 million, respectively, with commitments to disburse additional funds of $0.6 million and $1.3 million, respectively, on those construction & land TDRs.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following tables present the commercial real estate, commercial & industrial, and construction & land loan portfolios, by risk category, as of December 31, 2013 and 2012:

	As of December 31, 2013
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$868,306	$23,046	$223,346	$4,209	$20	$1,118,927
Commercial & industrial	1,458,054	121,720	22,981	23	2	1,602,780
Construction & land	526,084	23,325	95,081	6,866	493	651,849

Total	$2,852,444	$168,091	$341,408	$11,098	$515	$3,373,556

	As of December 31, 2012
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial real estate	$866,285	$48,909	$191,233	$4,637	$—	$1,111,064
Commercial & industrial	1,345,896	194,432	11,206	—	188	1,551,722
Construction & land	180,796	8,476	115,812	2,562	—	307,646

Total	$2,392,977	$251,817	$318,251	$7,199	$188	$2,970,432

Allowance for Loan & Lease Losses

Activity in the Company’s allowance for loan and lease losses for the years ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31, 2013
(In thousands)	Non -FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total
Balance at beginning of period	$94,099	$2,568	$96,667	$22,351	$9,792	$6,533	$38,676	$135,343
Provision for loan and lease losses	31,860	889	32,749	21,117	4,886	14,878	40,881	73,630
Losses charged to the allowance	(47,927)	(2,111)	(50,038)	(20,669)	(4,796)	(9,183)	(34,648)	(84,686)
Recoveries	3,249	616	3,865	2,376	341	47	2,764	6,629

Balance at end of period	$81,281	$1,962	$83,243	$25,175	$10,223	$12,275	$47,673	$130,916

Reported balance of loans(1)	$2,902,747	$18,853	$2,921,600	$1,118,927	$1,602,780	$651,849	$3,373,556	$6,295,156

ALLL for loans individually evaluated for impairment	$42,543	$—	$42,543	$12,007	$788	$6,593	$19,388	$61,931

Reported balance of loans individually evaluated for impairment	$1,034,869	$—	$1,034,869	$269,010	$8,344	$103,380	$380,734	$1,415,603

ALLL of loans collectively evaluated for impairment	$38,738	$1,962	$40,700	$13,168	$9,435	$5,682	$28,285	$68,985

Reported balance of loans collectively evaluated for impairment	$1,867,878	$18,853	$1,886,731	$849,917	$1,594,436	$548,469	$2,992,822	$4,879,553

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans collateralized by savings deposits of $46.3 million and $0.6 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2012
(In thousands)	Non -FHA/VA Residential	Other Consumer	Total Consumer	Commercial Real Estate	Commercial & Industrial	Construction & Land	Total Commercial	Total
Balance at beginning of period	$58,369	$4,896	$63,265	$12,908	$8,689	$17,747	$39,344	$102,609
Provision for loan and lease losses	112,226	663	112,889	35,224	4,328	23,657	63,209	176,098
Losses charged to the allowance	(78,917)	(4,023)	(82,940)	(26,437)	(3,383)	(34,871)	(64,691)	(147,631)
Recoveries	2,421	1,032	3,453	656	158	—	814	4,267

Balance at end of period	$94,099	$2,568	$96,667	$22,351	$9,792	$6,533	$38,676	$135,343

Reported balance of loans(1)	$3,119,966	$23,805	$3,143,771	$1,111,064	$1,551,722	$307,646	$2,970,432	$6,114,203

ALLL for loans individually evaluated for impairment	$57,931	$—	$57,931	$10,537	$1,445	$3,702	$15,684	$73,615

Reported balance of loans individually evaluated for impairment	$1,000,042	$—	$1,000,042	$252,372	$9,508	$132,467	$394,347	$1,394,389

ALLL of loans collectively evaluated for impairment	$36,168	$2,568	$38,736	$11,814	$8,347	$2,831	$22,992	$61,728

Reported balance of loans collectively evaluated for impairment	$2,119,924	$23,805	$2,143,729	$858,692	$1,542,214	$175,179	$2,576,085	$4,719,814

(1)	Excludes reported balance of FHA/VA guaranteed loans and loans collateralized by savings deposits of $59.7 million and $0.9 million, respectively

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table present’s the Company’s recorded investment in impaired loans, along with their contractual unpaid principal balance and related allowance, as of December 31, 2013 and 2012.

	As of December 31,
	2013				2012
(In thousands)	UPB	Recorded Investment	Related Allowance	Gross Reserve %(1)	UPB	Recorded Investment	Related Allowance	Gross Reserve %(1)
With no allowance recorded at the report date:
Residential	$514,595	$429,468	$—	—%	$—	$—	$—	—%

Total consumer	514,595	429,468	—	—%	—	—	—	—%
Commercial Real Estate	239,569	189,165	—	—%	186,516	145,918	—	—%
Commercial & industrial	19,301	3,059	—	—%	14,637	1,943	—	—%
Construction & land	62,198	56,557	—	—%	111,896	110,769	—	—%

Total Commercial	321,068	248,781	—	—%	313,049	258,630	—	—%
With allowance recorded at the report date:
Residential	620,837	605,401	42,543	7.03%	1,074,328	1,000,042	57,931	5.79%

Total consumer	620,837	605,401	42,543	7.03%	1,074,328	1,000,042	57,931	5.79%
Commercial real estate	93,207	79,845	12,007	15.04%	121,140	106,454	10,537	9.90%
Commercial & industrial	5,337	5,285	788	14.91%	7,632	7,565	1,445	19.10%
Construction & land	47,029	46,823	6,593	14.08%	21,788	21,698	3,702	17.06%

Total commercial	145,573	131,953	19,388	14.69%	150,560	135,717	15,684	11.56%
Totals:
Residential	1,135,432	1,034,869	42,543	4.11%	1,074,328	1,000,042	57,931	5.79%

Total consumer	1,135,432	1,034,869	42,543	4.11%	1,074,328	1,000,042	57,931	5.79%
Commercial real estate	332,776	269,010	12,007	4.46%	307,656	252,372	10,537	4.18%
Commercial & industrial	24,638	8,344	788	9.44%	22,269	9,508	1,445	15.20%
Construction & land	109,227	103,380	6,593	6.38%	133,684	132,467	3,702	2.79%

Total commercial	466,641	380,734	19,388	5.09%	463,609	394,347	15,684	3.98%

Total	$1,602,073	$1,415,603	$61,931	4.37%	$1,537,937	$1,394,389	$73,615	5.28%

(1)	Represents the amount of related allowance to the recorded investment.

The following table provides the Company’s average recorded investment in its impaired loans for the years ended December 31, 2013, 2012, and 2011, and the related interest income recognized for those periods:

	For the year ended December 31,
	2013		2012		2011
(In thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Consumer
Non-FHA/VA residential	$1,032,886	$38,310	$936,653	$35,467	$753,682	$40,193

Total consumer	1,032,886	38,310	936,653	35,467	753,682	40,193

Commercial
Commercial real estate	276,479	5,700	257,094	4,110	245,084	4,160
Commercial & industrial	8,190	244	12,202	187	8,562	558
Construction & land	117,168	427	138,478	831	160,812	1,988

Total commercial	401,837	6,371	407,774	5,128	414,458	6,706

Total	$1,434,723	$44,681	$1,344,427	$40,595	$1,168,140	$46,899

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

12.	Related Party Transactions

As of December 31, 2013 and 2012, the Company had $1.2 million and $1.2 million, respectively, in loans outstanding to executive officers, directors and certain related individuals.

As of December 31, 2013 and 2012, the Company’s banking subsidiary had deposits from officers, directors, employees and principal stockholders of the Company totaling to approximately $5.6 million and $5.1 million, respectively.

13.	Accounts Receivable

The Company reported accounts receivable of $41.1 million and $41.6 million as of December 31, 2013 and 2012, respectively. Total accounts receivable include $15.4 million and $17.6 million related to claims to the FHA and VA for foreclosed loans as of December 31, 2013 and 2012, respectively.

14.	Servicing Activities

The Company routinely originates, securitizes and sells mortgage loans into the secondary market. For the years ended December 31, 2013 and 2012, the unpaid principal balance of loan sales and securitizations (including cash windows) totaled $841.1 million and $804.1 million, respectively. The Company typically retains the servicing rights to mortgage loans sold to investors, whereby it will service the loan on behalf of the investor in exchange for a service fee. The Company recognizes as assets such rights to service loans on behalf of others, and records these servicing assets (MSRs) at fair value on its consolidated statement of financial condition.

The Company’s mortgage servicing portfolio totaled approximately $10.7 billion and $11.7 billion as of December 31, 2013 and 2012, respectively, including $3.6 billion and $4.2 billion, respectively, of mortgage loans owned by the Company for which no MSR has been recognized. The unpaid principal balance of mortgage loans for which the MSR was released or derecognized due to repurchases of the loans totaled $121.8 million and $67.4 million for the years ended December 31, 2013 and 2012, respectively.

Under most servicing agreements, the Company is required to advance funds to make scheduled payments to investors, if payments due have not been received from the mortgagor. As of December 31, 2013 and 2012, mortgage servicing advances were $89.8 million and $72.7 million, respectively, net of $12.1 million and $11.2 million in reserves, respectively.

In general, the Company’s servicing agreements are terminable by the investor for cause. The Company’s servicing agreements with FNMA permits FNMA to terminate the Company’s servicing rights if FNMA determines that changes in the Company’s financial condition have materially adversely affected its ability to satisfactorily service the mortgage loans. As of December 31, 2013, mortgage loan servicing on behalf of FNMA accounts for approximately 29% of the Company’s total mortgage loan servicing on behalf of third parties. As of December 31, 2013, no servicing agreements have been terminated.

Servicing Related Matters

As of December 31, 2013 and 2012, escrow funds and custodial accounts included approximately $77.0 million and $96.0 million, respectively, deposited with Doral Bank. These funds are included in the Company’s consolidated statements of financial condition. As of December 31, 2013 and 2012, escrow funds and custodial accounts also included approximately $34.6 million and $28.9 million, respectively, deposited with other banks, which were excluded from the Company’s consolidated statements of financial condition. The Company had fidelity bond coverage of $30.0 million and errors and omissions coverage of $20.0 million as of December 31, 2013 and 2012.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The components of net servicing income for the years ended December 31, 2013, 2012 and 2011 are presented below:

	Year ended December 31,
(In thousands)	2013	2012	2011
Servicing fees (net of guarantee fees)	$24,581	$25,977	$27,117
Late charges	4,527	4,852	4,837
Prepayment penalties (refunds)	983	(30)	820
Loss on serial notes and repurchased loans	(7,456)	(5,846)	(5,758)
Other servicing fees	2,270	1,667	907

Servicing income, gross	24,905	26,620	27,923
Changes in fair value of MSRs	(12,823)	(25,924)	(12,074)

Total net servicing income	$12,082	$696	$15,849

The components of the change in carrying value of the Company’s MSRs for the years ended December 31, 2013, 2012 and 2011 are presented below:

	December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$99,962	$112,303	$114,342
Capitalization of MSRs	13,635	13,583	10,035
Sales of MSRs(1)	(1,872)	—	—
Servicing release due to repurchase(2)	(1,711)	(926)	(1,401)
Change in fair value	(11,112)	(24,998)	(10,673)

Balance at end of period(3)	$98,902	$99,962	$112,303

(1)

Represents the sale of MSRs related to $154.6 million in principal balance of mortgage loans serviced for others for the year ended December 31, 2013. There were no MSR sales during the years ended December 31, 2012 and 2011.

(2)

Represents the fair value adjustment of MSRs related to the repurchase of $121.8 million, $67.4 million and $97.6 million in principal balance of mortgage loans serviced for others for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)

The outstanding balance of loans serviced for third parties totaled $7.1 billion, $7.6 billion and $7.9 billion as of December 31, 2013, 2012 and 2011, respectively. These include $4.7 million, $5.9 million and $7.1 million of loans being serviced under sub-servicing arrangements as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table presents the range of key assumptions used in determining the fair value of MSRs at the time of sale. Please refer to Note 32 for additional disclosures pertaining to the significant assumptions used to determine the fair value of the Company’s MSRs, including the constant prepayment rate and residual cash flow discount rate.

	MSR Assumption Range
	Minimum	Maximum
2013
Constant prepayment rate:
Government — guaranteed mortgage loans	7.62%	7.62%
Conventional conforming mortgage loans	7.64%	7.85%
Conventional non-conforming mortgage loans	7.62%	8.24%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.01%	9.04%
Conventional non-conforming mortgage loans	14.00%	14.13%
2012
Constant prepayment rate:
Government — guaranteed mortgage loans	9.69%	9.69%
Conventional conforming mortgage loans	7.94%	8.18%
Conventional non-conforming mortgage loans	8.17%	9.66%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.02%	9.07%
Conventional non-conforming mortgage loans	14.06%	14.13%
2011
Constant prepayment rate:
Government — guaranteed mortgage loans	6.77%	6.77%
Conventional conforming mortgage loans	7.84%	8.16%
Conventional non-conforming mortgage loans	7.04%	8.46%
Residual cash flow discount rate:
Government — guaranteed mortgage loans	10.50%	10.50%
Conventional conforming mortgage loans	9.03%	9.08%
Conventional non-conforming mortgage loans	14.07%	14.14%

As part of past loan securitization and sale activities for which servicing rights were retained, the Company recognized as assets the present value of estimated future cash flows in excess of interest payable to investors and contractual servicing fees payable to the Company. These IOs are carried at fair value on the Company’s consolidated statement of financial condition. Please refer to Note 32 for additional disclosures pertaining to the significant assumptions used to determine the fair value of the Company’s IOs.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The activity in the carrying amount of IOs for the years ended December 31, 2013, 2012 and 2011 is presented below:

	For the year ended December 31,
(In thousands)	2013	2012	2011
Balance at beginning of period	$41,669	$43,877	$44,250
Amortization	(5,444)	(6,227)	(7,854)
(Loss) gain on the IO value	(11,609)	4,019	7,481

Balance at end of period	$24,616	$41,669	$43,877

The following table presents the detail of net cash flows received on the Company’s IO portfolio for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
(In thousands)	2013	2012	2011
Total cash flows received on IO portfolio	$10,447	$12,031	$13,879
Amortization of IOs, as offset to cash flows	(5,444)	(6,227)	(7,854)

Net cash flows recognized as interest income	$5,003	$5,804	$6,025

The following table summarizes the estimated change in the fair value of the Company’s IOs, the constant prepayment rate and the weighted-average expected life under the Company’s valuation model, given several hypothetical (instantaneous and parallel) increases or decreases in interest rates. As of December 31, 2013, all of the mortgage loan sales contracts underlying the Company’s floating rate IOs were subject to interest rate caps.

(Dollars in thousands)	Constant Prepayment Rate	Weighted-Average Expected Life (Years)	Change in Fair Value of IOs	Percentage of Change
Change in Interest Rates (Basis Points)
200	5.97%	7.1	$199	0.8%
100	7.11%	6.7	(277)	(1.1)%
50	7.64%	6.5	(250)	(1.0)%
Base	8.14%	6.4	—	—%
-50	8.70%	6.2	106	0.4%
-100	9.30%	6.0	(219)	(0.9)%
-200	10.44%	5.7	(749)	(3.1)%

The weighted averages of key economic assumptions used by the Company in its internal valuation models, and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions for mortgage loans at December 31, 2013, were as follows:

(Dollars in thousands)	MSRs	IOs

Carrying amount	$98,902	$24,616
Weighted-average expected life (in years)	7.2	6.4
Constant prepayment rate (weighted-average annual rate)	7.8%	8.1%
Decrease in fair value due to 10% adverse change	$(3,258)	$(744)
Decrease in fair value due to 20% adverse change	$(6,359)	$(1,372)
Residual cash flow discount rate (weighted-average annual rate)	11.0%	15.0%
Decrease in fair value due to 10% adverse change	$(3,902)	$(684)
Decrease in fair value due to 20% adverse change	$(7,526)	$(1,248)

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The above sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on incremental variations in assumptions generally cannot be extrapolated, as the correlation between the change in assumption and the change in fair value may not be linear. Also, in the above table, the effect of a variation within a particular assumption on the fair value is calculated with other assumptions held constant. However, changes in one assumption may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or minimize the sensitivities.

Based on recent prepayment experience, the expected weighted-average remaining life of the Company’s MSRs were 7.2 years and 7.1 years for the years ended December 31, 2013 and 2012, respectively. Any projection of the expected weighted-average remaining life of MSRs is limited by conditions that existed at the time the valuations were performed.

The expected weighted-average remaining life of the Company’s IOs were 6.4 years and 5.9 years for the years ended December 31, 2013 and 2012, respectively. Any projection of the expected weighted-average remaining life of IOs is limited by conditions that existed at the time the valuations were performed.

The constant prepayment rate assumption used in the valuation of the Company’s MSRs for the year ended December 31, 2013 was 7.8%, compared to 8.7% for the corresponding 2012 period.

The constant prepayment rate assumption used in the valuation of the Company’s IOs was 8.1% and 7.0% for the years ended December 31, 2013 and 2012, respectively. The change in the constant prepayment rate between 2013 and 2012 was mostly due to a change in the valuation model in 2013. The current model incorporates a constant prepayment rate developed on the most current information regarding mortgage market conditions.

The weighted-average discount rate assumption used in the valuation of the Company’s MSRs were stable for the years ended December 31, 2013 and 2012, at 11.0% and 11.1%, respectively.

The Company continued to benchmark its internal assumptions for setting its IO liquidity/credit risk premium to a third-party valuation provider. This methodology resulted in a weighted-average discount rate of 15.0% and 13.0% for the years ended December 31, 2013 and 2012, respectively.

15.	Premises and Equipment, Net

Premises and equipment consisted of the following:

	December 31,
(In thousands)	2013	2012
Office buildings	$72,096	$72,055
Office furniture and equipment	86,119	80,299
Leasehold and building improvements	60,382	60,536
Automobiles	320	320

	218,917	213,210
Less — Accumulated depreciation and amortization	(143,575)	(134,883)

	75,342	78,327
Land	15,648	15,648

	$90,990	$93,975

For the years ended December 31, 2013, 2012 and 2011, depreciation and amortization expense amounted to $11.6 million, $13.1 million and $12.9 million, respectively.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

16.	Real Estate Held for Sale, Net

The Company acquires real estate held for sale through the completion of formal foreclosure proceedings in which title to collateral property is obtained, or through other in-substance foreclosure proceedings in which the borrower conveys all interest in a collateral property in satisfaction of a loan. Real estate held for sale, net, totaled to $130.8 million and $111.9 million as of December 31, 2013 and 2012, respectively.

The following table presents, by loan type, the Company’s real estate held for sale, net of allowance for losses, as of December 31, 2013 and 2012:

	December 31,
(In thousands)	2013	2012
Residential mortgage	$92,522	$61,648
Commercial real estate	18,480	22,148
Construction & land	19,815	28,127

Balance at end of period	$130,817	$111,923

The following table presents the activity within real estate held for sale, net of allowance for losses, for the periods indicated:

	Year ended December 31,
(Dollars in thousands)	No. of Units	2013	No. of Units	2012	No. of Units	2011
Balance at beginning of period	661	$111,923	592	$121,153	713	$100,273
Additions	607	73,824	368	49,496	358	113,650
Sales	(296)	(36,683)	(282)	(36,867)	(440)	(81,747)
Retirements and other	(12)	(1,724)	(17)	(5,012)	(39)	(4,266)
Provision for OREO losses	—	(16,523)	—	(16,847)	—	(6,757)

Balance at end of period	960	$130,817	661	$111,923	592	$121,153

17.	Goodwill

At both December 31, 2013 and 2012, goodwill totaled $4.4 million and was assigned principally to the Puerto Rico reporting segment. Goodwill is included within other assets in the consolidated statements of financial condition. See Note 38 for additional information regarding the Company’s reportable segments.

The Company performed a qualitative analysis to identify potential impairment and concluded that the estimated fair value of the reporting unit exceeds its carrying value; therefore, the two-step quantitative analysis was not performed. No impairment was recorded for the years ended December 31, 2013, 2012 and 2011.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

18.	Deposits

As of December 31, 2013 and 2012, deposits and their weighted-average interest rates are summarized as follows:

	2013				2012
(Dollars in thousands)	PR	US	Total	%	PR	US	Total	%
Brokered deposits	$—	$1,413,878	$1,413,878	1.20	$—	$1,996,235	$1,996,235	1.83
Certificates of deposit	621,320	1,262,791	1,884,111	1.21	436,773	586,429	1,023,202	1.25
Money market accounts	—	325,324	325,324	0.88	—	154,173	154,173	0.87
NOW and other transaction accounts	675,812	23,640	699,452	0.39	735,175	33,977	769,152	0.72
Regular savings	291,676	17,412	309,088	0.59	325,501	7,129	332,630	0.47

Total interest-bearing deposits	1,588,808	3,043,045	4,631,853	1.02	1,497,449	2,777,943	4,275,392	1.35
Non-interest-bearing deposits	275,571	89,831	365,402	—	317,481	35,991	353,472	—

Total deposits	$1,864,379	$3,132,876	$4,997,255	0.94	$1,814,930	$2,813,934	$4,628,864	1.25

As of December 31, 2013 and 2012, certificates of deposit over $100,000 totaled approximately $2.4 billion and $2.5 billion, respectively. Also as of December 31, 2013 and 2012, certificates of deposits over $250,000 amounted to approximately $1.1 billion and $1.6 billion, respectively.

The banking subsidiary had brokered certificates of deposit and brokered sweep deposits, as follows:

	As of December 31,
(In thousands)	2013	2012
Brokered certificates of deposit
Within 12 months	$629,399	$777,603
12 to 24 months	449,005	476,005
24 to 36 months	158,695	386,001
36 to 48 months	9,066	164,667
48 to 60 months	—	4,204

Total brokered certificates of deposit	1,246,165	1,808,480
Brokered sweep deposits	167,713	187,755

Total brokered deposits	$1,413,878	$1,996,235

19.	Securities Sold Under Agreements to Repurchase

As part of its financing activities, the Company enters into sales of securities under agreements to repurchase the same or substantially similar securities. The Company retains control over such securities. Accordingly, the amounts received under these agreements represent secured borrowings, and the securities underlying the agreements remain in the Company’s asset accounts. These transactions are carried at the amounts at which transactions will be settled. The counterparties to the contracts generally have the right to repledge the securities pledged as collateral. Those securities are presented in the consolidated statements of financial condition as part of securities available for sale (see note 9).

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes significant data about the Company’s borrowings related to securities sold under agreements to repurchase for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Carrying amount as of December 31,	$—	$189,500

Average daily aggregate balance outstanding	$152,578	$379,402

Maximum balance outstanding at any month-end	$189,500	$442,300

Weighted-average interest rate during the year	2.72%	2.67%
Weighted-average interest rate at year end	—%	2.61%

The following table presents the carrying and market values of securities sold under agreements to repurchase, shown by type and remaining maturity of the related repurchase agreement, for the years ended December 31, 2013 and 2012:

	2013				2012(1)
(Dollars in thousands)	Carrying Value	Market Value	Repurchase Liability	Repo Rate	Carrying Value	Market Value	Repurchase Liability	Repo Rate
Agency MBS
Term over 90 days	$—	$—	$—	—%	$204,265	$205,272	$188,419	2.60%
CMO Government Sponsored Agencies
Term over 90 days	—	—	—	—%	1,240	1,222	1,081	2.96%

	$—	$—	$—	—%	$205,505	$206,494	$189,500	2.60%

20.	Sources of Borrowings

The scheduled aggregate contractual maturities (or estimates thereof, in the case of loans and notes payable) of the Company’s borrowings, as of December 31, 2013, were as follows:

(In thousands)	Deposits	Repurchase Agreements(1)	Advances from FHLB	Loans Payable(2)	Notes Payable	Total
2014	$3,769,594	$—	$592,080	$24,216	$1,570	$4,387,460
2015	894,029	—	370,949	50,183	300	1,315,461
2016	263,456	—	154,174	195,012	99,726	712,368
2017	20,742	—	—	927	41,369	63,038
2018	49,319	—	—	7,477	1,960	58,756
2019 and thereafter	115	—	—	—	888,201	888,316

	$4,997,255	$—	$1,117,203	$277,815	$1,033,126	$7,425,399

(1)	There are no repurchase agreements outstanding as of December 31, 2013.

(2)

Represents secured borrowings with local financial institutions, collateralized by real estate mortgages at fixed and variable interest rates, as well as a secured borrowing with a third-party, collateralized by a variable-rate construction line of credit. Certain loans included herein are not subject to scheduled principal re-payments, but are payable according to the regular scheduled amortization and prepayments of the underlying loans. For these loans, the Company used a prepayment-speed assumption rate of 6.00% to estimate the prepayments on the mortgage loans collateralizing the secured borrowings with financial institutions. Loans payable also includes certain secured borrowings with a financial institution with a maturity date no later than May 26, 2016. For the secured borrowing with a third-party, the underlying construction line of credit matures on July 8, 2015.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

21.	Advances from the FHLB

Advances from the FHLB, as of December 31, 2013 and 2012, consisted of the following:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Non-callable advances with maturities ranging from January 2014 to February 2016, and January 2013 to February 2016, at various fixed rates averaging 3.16% and 3.09%, as of December 31, 2013 and 2012, respectively.	$1,117,203	$1,180,413

	$1,117,203	$1,180,413

Maximum FHLB advances outstanding at any month-end during the years ended December 31, 2013 and 2012 were $1.2 billion and $1.3 billion, respectively. The approximate average daily outstanding balance of FHLB advances for the years ended December 31, 2013 and 2012 was $1.0 billion and $1.2 billion, respectively. The weighted-average interest rate of such advances, computed on a daily basis, was 3.46% and 3.15% for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company had pledged qualified collateral in the form of residential mortgage loans with an estimated market value of $1.5 billion and $1.4 billion, respectively, to secure the above FHLB advances, which generally the FHLB is not permitted to sell or repledge. The FHLB advances are subject to early termination fees.

22.	Loans Payable

As of December 31, 2013 and 2012, loans payable consisted of financing agreements with local financial institutions secured by mortgage loans and a borrowing with a U.S. third-party secured by a construction line of credit.

Loans payable outstanding as of December 31, 2013 and 2012, consisted of the following:

	December 31,
(Dollars In thousands)	2013	2012
Secured borrowings with local financial institutions, at variable interest rates tied to 3-month LIBOR, averaging 1.72% and 1.80% as of December 31, 2013 and 2012, respectively, collateralized by residential mortgage loans.	$238,820	$253,877
Secured borrowings with local financial institutions, at fixed interest rates, averaging 7.32% and 7.28% at December 31, 2013 and 2012, respectively, collateralized by residential mortgage loans.	11,558	12,590
Secured borrowing with a U.S. third-party, at 6.50% plus or minus the Company’s rate on the underlying loan (5.67% and 7.29 at December 31, 2013 and 2012, respectively), collateralized by a construction line of credit, maturing on July 8, 2015.	27,437	3,708

	$277,815	$270,175

The expected maturity date of secured borrowings, based on the underlying collateral, and contract provisions, is from January 2014 to July 2028. The maximum loans payable outstanding at any month-end during the years ended December 31, 2013 and 2012 were $279.0 million and $284.1 million, respectively. The approximate average daily outstanding balance of loans payable for the years ended December 31, 2013 and 2012 was $275.1 million and $277.0 million, respectively. The weighted-average interest on loans payable, computed on a daily basis, was 2.20% and 2.13% for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company had $81.6 million and $94.4 million, respectively, of loans held for sale and $175.0 million and $172.0 million, respectively, of loans receivable that were pledged to

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

secure financing agreements with local financial institutions. Such loans can be repledged by the counterparty. Additionally, the Company had $27.4 million and $3.7 million of loans receivable pledged as collateral to secure a financing agreement with a U.S. third party.

23.	Notes Payable

Notes payable outstanding as of December 31, 2013 and 2012, consisted of the following:

	December 31,
(Dollars In thousands)	2013	2012
$100.0 million notes, net of discount, bearing interest at 7.65%, due on March 26, 2016, paying interest monthly.	$99,427	99,201
$40.0 million notes, net of discount, bearing interest at 7.10%, due on April 26, 2017, paying interest monthly.	39,704	39,628
$30.0 million notes, net of discount, bearing interest at 7.15%, due on April 26, 2022, paying interest monthly.	29,594	29,560
Bonds payable secured by mortgage on building at fixed rates ranging from 6.75% to 6.90%, with maturities ranging from June 2014 to December 2029, paying interest monthly.	32,105	36,295
Bonds payable at a fixed rate of 6.25%, with maturities ranging from June 2014 to December 2029, paying interest monthly.	6,800	7,000
Note payable with a local financial institution, collateralized by IOs, at a fixed rate of 7.75%, paying principal and interest monthly, last payment due in December 2013.	—	7,412
$250.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.50%), due on July 21, 2020, paying interest quarterly commencing January 2011.	249,872	249,855
$331.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.47% to 2.90%), due on May 26, 2023, paying interest quarterly commencing on November 2012.	326,718	326,263
$251.0 million notes, net of discount, bearing interest at a variable interest rate (3-month LIBOR plus 1.45% to 3.25%), due on December 19, 2022, paying interest quarterly commencing on June 2013.	248,906	248,673

	$1,033,126	$1,043,887

The Company is the guarantor of various unregistered serial and term bonds issued by Doral Properties, a wholly-owned subsidiary, through AFICA. The bonds were issued to finance the construction and development of the Doral Financial Plaza building, the headquarters facility of the Company. As of December 31, 2013, the outstanding principal balance of the bonds was $38.9 million, with fixed interest rates ranging from 6.25% to 6.90%, and maturities ranging from June 2014 to December 2029. Certain series of the bonds are secured by a mortgage on the building and underlying real property.

For additional information regarding the $250.0 million notes issued during 2010, and the $331.0 million and $251.0 million notes issued during 2012, please refer to note 37.

24.	Unused lines of credit

At December 31, 2013 and 2012, the Company had an uncommitted line of credit with the FHLB of up to 30% of the assets reflected in the consolidated statement of financial condition of Doral Bank. As of December 31, 2013 and 2012, the Company could draw an additional $1.3 billion and $1.1 billion, respectively,

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

under its line of credit with the FHLB. As a condition of drawing these additional amounts, the Company is required to pledge collateral for the amount of the draw plus a required over-collateralization amount. As of December 31, 2013 and 2012, the Company had pledged excess collateral of $321.9 million and $142.3 million, respectively.

25.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	December 31,
(In thousands)	2013	2012
GNMA defaulted loans — buy — back option (see note 10)	$201,737	$213,748
Dividends payable	46,291	36,630
Recourse obligation	6,620	8,845
Accrued interest payable	10,248	10,329
Accrued salaries and benefits payable	16,477	13,234
Other professional fees	4,077	12,544
Deferred rent obligation	5,899	4,265
Other accrued expenses	18,677	11,265
Other liabilities	22,707	19,730

	$332,733	$330,590

26.	Income Taxes

Background

Income taxes include Puerto Rico income taxes as well as applicable U.S. federal and state taxes. Except for the U.S. operations of Doral Bank (referred to as “Doral Bank US”) and Doral Money, which is a U.S. Corporation, substantially all of the Company’s operations are conducted through subsidiaries in Puerto Rico. As Puerto Rico corporations, Doral Financial and all of its Puerto Rico subsidiaries are generally required to pay U.S. income taxes only with respect to their income derived from the active conduct of a trade or business in the United States (excluding Puerto Rico) and certain investment income derived from U.S. assets. Any such U.S. tax is creditable, with certain limitations, against Puerto Rico income taxes.

Until December 31, 2010, the maximum statutory corporate income tax rate in Puerto Rico was 39.00%. Under the 1994 Puerto Rico Internal Revenue Code, as amended (the “1994 Code”), corporations are not permitted to file consolidated returns with their subsidiaries and affiliates. Doral Financial is entitled to a 100% dividend received deduction on dividends-received from Puerto Rico operations of Doral Bank (“Doral Bank PR”) or any other Puerto Rico subsidiary subject to tax under the 1994 Code.

On January 31, 2011, the Governor signed into law the Internal Revenue Code of 2011 (the “2011 Code”) making the 1994 Code largely ineffective, for years commencing after December 31, 2010. Under the provisions of the 2011 Code, the maximum statutory corporate income tax rate is 30.00% for years starting after December 31, 2010 and ending before January 1, 2014; if the government meets its income generation and expense control goals, for years started after December 31, 2013, the maximum corporate tax rate will be 25.00%. The 2011 Code eliminated the special 5.00% surtax on corporations for tax year 2011. In general, the 2011 Code maintains the extension in the carry forward periods for net operating losses from seven to ten years as provided for in Act No. 171; maintains the concept of the alternative minimum tax although it changed the way it is computed; allows limited liability companies to have flow-through treatment under certain circumstances; imposes additional restrictions on the use of net operating loss carry forwards after certain types of reorganizations and/or changes in control; and specifies what types of auditors’ report will be acceptable when audited financial statements are required to be filed with the income tax return. Additionally, the 2011 Code

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

provides for changes in the implications of being in a controlled group of corporations and/or a group of related corporations. Notwithstanding the 2011 Code, a corporation may be subject to the provisions of the 1994 Code if it so elects at the time it files its income tax return for the first year commencing after December 31, 2010 and ending before January 1, 2012, including extensions. If the election is made to remain subject to the provisions of the 1994 Code, such election will be effective that year and the next four succeeding years.

The Company made the election to remain subject to the provisions of the 1994 Code for Doral Financial, Doral Bank and Doral Mortgage on their respective 2011 tax returns. However, the Company elected to use the 2011 Code for Doral Insurance Agency, Doral Properties, CB, LLC (now Doral Recovery II) and Doral Investment. In 2011, the Company recorded its deferred tax assets estimated to reverse after 2015 at the 30.00% tax rate required for all taxable earnings beginning in 2016, which is the latest taxable year that it would be permitted to elect taxation under the 1994 Code. Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39.00% tax rate pursuant to the 1994 Code. By electing to change to the 2011 Code, during the second quarter of 2012, the Company realized a tax benefit of $1.2 million due to the reduced tax rate provided under the 2011 Code at Doral Insurance Agency for deferred tax assets that were previously recorded at the higher 39.00% rate.

On June 30, 2013, the Commonwealth of Puerto Rico amended the 2011 Code effective for entities with taxable years commencing after December 31, 2012. Major changes to the 2011 Code include an increase in the maximum statutory enacted tax rate from 30% to 39% and the creation of the National Gross Receipts Tax which, in the case of financial institutions, is 1% of gross income, and is not deductible for purposes of computing net taxable income and is not part of the alternative minimum tax. This provision is retroactive to January 1, 2013, and subject to certain limitations, allows a financial institution to claim 0.5% of gross income as a credit against its regular income tax or the alternative minimum tax. As a result of the new Puerto Rico tax legislation, Doral recognized an income tax benefit of $4.8 million in the second quarter of 2013.

In the fourth quarter of 2012, the Company reassessed whether a valuation allowance for deferred tax assets at Doral Financial Corporation was needed. The Company’s evaluation considered that: (i) Doral Financial Corporation was in a three-year cumulative loss position, but its core business had shown stable results in recent quarters; (ii) the conversion of Doral Insurance Agency to a limited liability company and its election to be treated as a partnership which allowed Doral Insurance Agency to consolidate its income and expenses into Doral Financial Corporation going forward, as clarified by a tax ruling with the Puerto Rico Treasury Department and; (iii) the Doral Financial Corporation transfer effective January 3, 2013 of certain non-performing assets to a newly formed Puerto Rico corporate subsidiary, “Doral Recovery”, for regulatory and business purposes, which will reduce Doral Financial Corporation’s stand-alone volatility in earnings. Based on the Company’s evaluation of both positive and negative evidence, the Company concluded that the objective positive evidence related to the: (i) Doral Insurance Agency profitable business to be considered as part of Doral Financial Corporation’s results going forward and; (ii) the reduction of credit losses and volatility to Doral Financial Corporation’s stand-alone results from the transfer of non-performing assets to another entity outweighed the negative evidence and that it is more likely than not that a portion of Doral Financial Corporation’s deferred tax assets will be realized. Based on the evaluation, the Company released $50.6 million of the $61.1 million valuation allowance for deferred tax assets at Doral Financial Corporation.

In the fourth quarter of 2013, the Company reassessed whether a valuation allowance for deferred tax assets at Doral Financial Corporation was needed based on the Company’s 2013 results. Based on the evaluation, the Company concluded that it is more likely than not that a portion of Doral Financial Corporation’s deferred tax assets will be realized, and no additional valuation allowance or additional release of the valuation allowance is warranted.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Income Tax Expense (Benefit)

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are summarized below:

(In thousands)	2013	2012	2011
Current income tax expense:
Puerto Rico	$987	$—	$—
United States	4,753	5,262	5,460

Total current income tax expense	5,740	5,262	5,460
Deferred income tax benefit:
Puerto Rico	(3,571)	(163,094)	(1,576)
United States	(1,606)	(3,649)	(2,177)

Total deferred income tax benefit	(5,177)	(166,743)	(3,753)

Total income tax expense (benefit)	$563	$(161,481)	$1,707

Current income tax expense of $5.7 million for the year ended December 31, 2013 was mostly related to growth of U.S. operations and the branch-level interest tax resulting from operating as a foreign branch in the U.S. offset by the partial release of the reserve for uncertain tax positions resulting from the closing agreement signed with the U.S. Internal Revenue Service on June 24, 2013.

The deferred income tax benefit of $166.7 million for the year ended December 31, 2012 resulted mainly from: (i) the singing of a Closing Agreement with the Puerto Rico Treasury Department that allowed for the conversion of certain deferred tax amounts to prepaid income tax; (ii) the conversion of Doral Insurance to a limited liability company during the fourth quarter of 2012, and electing partnership treatment for P.R. income tax purposes so that the income and expenses from Doral Insurance will be treated as ordinary income at the Holding Company and; (iii) the formation of Doral Recovery, a P.R. corporation, as a wholly-owned subsidiary of the Holding Company, effective January 3, 2013, and the contribution of certain assets from the Holding Company to Doral Recovery at that time.

Puerto Rico does not allow the filing of a consolidated tax return, as each entity is taxed separately on an entity-by-entity basis. Doral Insurance Agency, prior to converting to a limited liability company in December 2012, had positive operating results over the past five years with sufficient income to utilize its deferred tax assets. Positive earnings in past years is significant evidence that no valuation allowance on the deferred tax asset is necessary.

Prior to signing the Closing Agreement with Puerto Rico Treasury, the $230 million prepaid tax was related to a portion of the Holding Company’s deferred tax asset (the “IO DTA”), which was offset with a partial valuation allowance. The prepaid tax receivable recognized by the new Closing Agreement no longer met the definition of a deferred tax asset. As a result of the Closing Agreement, the realization of the asset is no longer dependent on the realization of taxable income. Also, the prepaid tax can be used by any of the subsidiaries to reduce their tax obligation to the Government, and can be claimed for repayment to the Government at any time. Since the pre-paid tax receivable recognized by the Closing Agreement does not meet the definition of a deferred tax asset, it was accounted for as an asset separate from the DTA and, accordingly, no valuation allowance was necessary. The deferred income tax benefit of $113.7 million that resulted from the release of the valuation allowance was recognized during the first quarter of 2012, as the Closing Agreement was signed on March 26, 2012.

The Doral Insurance Agency conversion, completed during the fourth quarter of 2012, provided the Holding Company with an additional consistent stream of income from an entity with a history of positive earnings. The Holding Company also underwent a business operations restructuring, which resulted in the transfer of certain

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

non-performing assets to the new subsidiary, Doral Recovery. Past financial results were evaluated taking into account the significant change in business operations during the 2012 period. The pro-forma combined historical results, coupled with the Holding Company’s future financial projections showing significant future profitability, are sufficient to overcome the negative evidence resulting from the three-year cumulative loss position in the past. As a result, the Holding Company released a portion of the valuation allowance, supported by the projected future income of the new combined entity.

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

The provision for income taxes of the Company differs from amounts computed by applying the applicable Puerto Rico statutory rate to the loss before taxes as follows:

	Year ended December 31,
(Dollars in thousands)	2013		2012		2011
Loss before income taxes		$(87,724)		$(164,780)		$(8,983)

	Amount	% of Pre-tax Loss	Amount	% of Pre-tax Loss	Amount	% of Pre-tax Loss
Tax at statutory rates	$(34,212)	(39.0)	(64,264)	(39.0)	$(3,503)	(39.0)
Net (decrease) increase in deferred tax valuation allowance(1)	37,980	43.3	(117,600)	(71.4)	(1,945)	(21.7)
Tax effect of U.S. withholding tax	—	—	—	—	5,652	62.9
(Decrease) increase in reserve for uncertain tax positions	(1,110)	(1.3)	1,880	1.1	—	—
Tax effect on Doral Financial Corporation from 2011 Code	—	—	29,113	17.7	—	—
Tax effect from Closing Agreement with Commonwealth of PR	—	—	(9,622)	(5.8)	—	—
Other, net	(2,095)	(2.4)	(988)	(0.6)	1,503	16.8

Income tax (benefit) expense	$563	0.6	$(161,481)	(98.0)	$1,707	19.0

(1)	Excludes the change in valuation allowance for unrealized losses on cash flow hedges.

Deferred Tax Components

The Company’s DTA consists primarily of net operating loss carry-forwards, allowance for loan losses and other temporary differences arising from the daily operations of the Company.

Prior to March 2012, the largest component of the DTA arose from the IO DTA, which represented a stand-alone intangible asset subject to straight-line amortization based on a useful life of 15 years. The intangible asset was created by a series of closing agreements that Doral entered into with the Commonwealth of Puerto Rico during the years 2004 through 2010. On March 26, 2012, Doral signed a closing agreement (the “Closing Agreement”) specifying the terms and conditions under which Doral may recover certain amounts paid as taxes to the Commonwealth of Puerto Rico for certain years prior to 2005. In the Closing Agreement, the Commonwealth of Puerto Rico states that as of March 26, 2012 it has a payable to Doral of approximately $230.0 million resulting from past Doral tax payments (prepaid tax), and that Doral has the right to use the

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

amount due from the Commonwealth of Puerto Rico to offset future Doral tax obligations, or that Doral may claim a refund that the Commonwealth of Puerto Rico may pay over a five-year period. The Closing Agreement is the fifth agreement between Doral and the Commonwealth of Puerto Rico related to this matter. The Closing Agreement clearly states and recognizes the source of the amount of past taxes paid by Doral, and the Commonwealth of Puerto Rico’s obligation to return the overpayments to Doral.

NOLs generated between 2005 and 2012 can be carried forward for a period of 10 years (there is no carry-back allowed under the Puerto Rico tax law). The NOLs creating deferred tax assets as of December 31, 2013, will expire beginning in 2016 until 2022 for Puerto Rico entities and 2025 through 2032 for United States entities filing tax returns in the United States. Since each legal entity files a separate income tax return, the NOLs can only be used to offset future taxable income of the entity that incurred it.

The Company evaluates its DTA to determine if it may be realized. The deferred tax asset is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire balance of the deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the DTA to the amount that is more likely than not to be realized. In assessing the realization of deferred tax assets, the Company considers the expected reversal of its deferred tax assets and liabilities, projected future taxable income, cumulative losses in recent years, and tax planning strategies. The determination of a valuation allowance on the DTA requires judgment based on the weight of all available evidence considering the relative impact of negative and positive evidence.

The Company has three Puerto Rico entities which are currently in a loss position, Doral Bank, Doral Recovery and Doral Recovery II. For purposes of assessing the realization of the DTAs, the loss position for these entities was considered significant negative evidence that caused management to conclude that the Company will not be able to fully realize the deferred tax assets related to these entities in the future. As of December 31, 2013 and 2012, based on the Company’s evaluation of all available evidence in determining whether the valuation allowance was needed, the Company determined that it was more likely than not that $321.2 million and $284.6 million, respectively, of its gross DTA may not be realized and maintained a valuation allowance for those amounts.

Net operating loss carry-forwards outstanding at December 31, 2013 expire as follows:

(In thousands)
2016	$15,888
2017	42,087
2018	22,176
2019	9,442
2020	72,733
2021	1,683
2022	42,685
2023	31,700
2032	1,376

$239,770

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013 and 2012, the deferred tax asset valuation allowance off-set the following deferred tax assets:

	December 31,
(In thousands)	2013	2012
Net operating loss carry-forwards	$203,519	$172,443
Allowance for loan and lease losses	41,740	45,482
Capital loss carry-forward	18,695	19,571
Reserve for losses on OREO	28,940	19,356
Other	28,264	27,729

Total valuation allowance	$321,158	$284,581

Management did not establish a valuation allowance on the deferred tax assets generated on the unrealized gains and losses of its securities available for sale as of December 31, 2013 and 2012, because the Company has the positive intent and the ability to hold the securities until maturity or recovery of value.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013 and 2012, the net deferred tax asset by legal entity was as follows:

	As of December 31, 2013
(In thousands)	Doral Financial Corporation	Doral Recovery, Inc	Doral Bank PR Division(1)	Doral Recovery, LLC	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Net operating loss carry-forwards	$34,876	$6,190	$173,252	$24,077	$—	$—	$—	$1,375	$239,770
Allowance for loan and lease losses	3,217	2,316	14,624	24,800	—	—	3,735	2,897	51,589
Capital loss carry-forward	3,517	—	15,178	—	—	—	3	—	18,698
Reserve for losses on OREO	1,105	3,471	1,299	24,170	—	—	218	—	30,263
Unrealized losses on investment securities available for sale	—	—	—	—	—	—	—	—	—
Other	7,508	768	25,402	2,593	9	1,288	3,769	431	41,768

Gross deferred tax assets	50,223	12,745	229,755	75,640	9	1,288	7,725	4,703	382,088
Valuation allowance	(3,517)	(12,745)	(229,256)	(75,640)	—	—	—	—	(321,158)

Net deferred tax assets	46,706	—	499	—	9	1,288	7,725	4,703	60,930
Differential in tax basis of IOs sold	(3,720)	—	—	—	—	—	—	—	(3,720)
Unrealized gain on investment securities available for sale	1	—	—	—	—	—	—	—	1
Other	—	—	(316)	—	(27)	—	(1,200)	(664)	(2,207)

Gross deferred tax liabilities	(3,719)	—	(316)	—	(27)	—	(1,200)	(664)	(5,926)

Net deferred tax assets (liabilities)	$42,987	$—	$183	$—	$(18)	$1,288	$6,525	$4,039	$55,004

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	As of December 31, 2012
(In thousands)	Doral Financial Corporation	Doral Recovery, Inc	Doral Bank PR Division(1)	Doral Recovery, LLC	Doral Mortgage LLC	Doral Insurance Agency, Inc.	Doral Bank US Division(1)	Doral Money, Inc.	Total
Net operating loss carry-forwards	$40,824	$—	$172,443	$—	$1,110	$—	$—	$2,252	$216,629
Allowance for loan and lease losses	3,344	—	43,142	—	—	—	2,360	2,928	51,774
Capital loss carry-forward	4,344	—	15,227	—	—	—	3	—	19,574
Reserve for losses on OREO	3,376	—	15,980	—	—	—	114	—	19,470
Other	9,215	—	27,239	—	412	958	2,254	390	40,468

Gross deferred tax assets	61,103	—	274,031	—	1,522	958	4,731	5,570	347,915
Valuation allowance	(10,550)	—	(274,031)	—	—	—	—	—	(284,581)

Net deferred tax assets	50,553	—	—	—	1,522	958	4,731	5,570	63,334
Differential in tax basis of IOs sold	(12,501)	—	—	—	—	—	—	—	(12,501)
Unrealized gain on investment securities available for sale	(1)	—	(352)	—	—	—	—	—	(353)
Other	—	—	(241)	—	(180)	—	(908)	(435)	(1,764)

Gross deferred tax liabilities	(12,502)	—	(593)	—	(180)	—	(908)	(435)	(14,618)

Net deferred tax assets (liabilities)	$38,051	$—	$(593)	$—	$1,342	$958	$3,823	$5,135	$48,716

(1)	The deferred tax assets and liabilities of Doral Bank are segregated between the PR and US divisions as the related deferred tax assets and liabilities are from different tax jurisdictions.

Puerto Rico deferred tax assets subject to the maximum statutory tax rate and estimated to reverse prior to 2016, together with any related valuation allowance, are recorded at the 39% tax rate in effect under both the 2011 Code and the 1994 Code. As of December 31, 2013, DTAs totaling $344.4 million were at the 39% tax rate, with a valuation allowance of $302.4 million, while DTAs of $31.7 million with a valuation allowance of $18.7 million were at other tax rates.

Taxable P.R. entities with positive core earnings do not have a valuation allowance on the deferred tax assets recorded since they are expected to continue to be profitable. At December 31, 2013 and 2012, the net DTA associated with these companies, Doral Mortgage, Doral Financial Corporation and Doral Insurance Agency, the latter two which, beginning in 2012 have been treated as a partnership for tax purposes, was $44.3 million and $40.4 million, respectively. It is management’s opinion that, for these companies, the positive evidence of profitable core earnings outweighs any negative evidence.

Failure to achieve sufficient projected taxable income in the entities and deferred tax assets where a valuation allowance has not been established, might affect the ultimate realization of the net deferred tax assets.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Management assesses the realization of its deferred tax assets at each reporting period. To the extent that earnings improve and the deferred tax assets become realizable, the Company may be able to reduce the valuation allowance through earnings.

Accounting for Uncertainty in Income Taxes

During 2012, the Company recognized a tax expense of $1.9 million, for an uncertain tax position arising from an IRS audit finding related to the treatment of a U.S. NOL. The Company appealed the finding and, on June 24, 2013, the Company entered into a closing agreement with the U.S. Internal Revenue Service allowing the Company to carry forward $2.8 million of its U.S. net operating loss. As a result of the closing agreement, the Company released a portion of its reserve for uncertain tax position, resulting in a tax benefit of approximately $1.1 million. As of December 31, 2013 and 2012, the Company had accrued interest and penalties on unrecognized tax benefits of $0.8 million and $1.0 million, respectively. The Company classifies all interest and penalties related to tax uncertainties as income tax expense.

27.	Guarantees

In the ordinary course of the business, at the time of loan sales to third parties, and in certain other circumstances, such as in the event of early or first payment default, Doral Financial makes certain representations and warranties to purchasers and insurers of mortgage loans regarding the characteristics of the loans sold. To the extent the loans do not meet specified characteristics, if there is a breach of contract of a representation or warranty or if there is an early payment default, Doral Financial may be required to repurchase the mortgage loan and bear any subsequent loss related to the loan. For the year ended December 31, 2013, repurchases totaled to $6.3 million, compared to $10.2 million for the corresponding 2012 period. These repurchases were at fair value and no significant losses were incurred.

The Company’s reserve for losses on repurchased loans due to representations and warranties totaled $0.5 million and $1.0 million as of December 31, 2013 and 2012, respectively, and is included within accrued expenses and other liabilities in the consolidated statements of financial condition.

In the past, in relation to its asset securitizations and loan sale activities, the Company sold pools of delinquent FHA, VA and conventional mortgage loans on a servicing retained basis. Following these transactions, the loans were not reflected on Doral Financial’s consolidated statement of financial condition. Under these arrangements, as part of its servicing responsibilities, Doral Financial is required to advance the scheduled payments of principal, interest, taxes and insurance whether or not collected from the underlying borrower. While Doral Financial expects to recover a significant portion of the amounts advanced through foreclosure or, in the case of FHA and VA loans, under the applicable FHA and VA insurance and guarantee programs, the amounts advanced tend to be greater than normal arrangements because of the delinquent status of the loans. As of December 31, 2013 and 2012, the outstanding principal balance of such delinquent loans was $73.1 million and $89.2 million, respectively.

In addition, Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements that require Doral Financial to repurchase or substitute any loan that is 90 —120 days or more past due or otherwise in default. Under certain of these arrangements, the recourse obligation is terminated upon compliance with certain conditions, which generally involve: (i) the lapse of time (normally from four to seven years); (ii) the lapse of time combined with certain other conditions such as when the unpaid principal balance of the mortgage loans falls below a specific percentage (normally less than 80%) of the appraised value of the underlying property; or (iii) the amount of loans repurchased pursuant to recourse provisions reaches a specific percentage of the original principal amount of loans sold (generally from 10% to 15%). As of December 31, 2013 and 2012, the Company’s records reflected that the outstanding principal balance of loans sold subject to full or partial recourse was $424.3 million and $531.2 million, respectively. As of such dates, the Company’s records also reflected that the maximum

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

contractual exposure to Doral Financial if it were required to repurchase all loans subject to recourse was $383.3 million and $476.7 million, respectively. Doral Financial’s contingent obligation with respect to its recourse provision is not reflected on the Company’s consolidated financial statements, except for a liability of estimated losses from such recourse agreements, which is included as part of accrued expenses and other liabilities. The Company discontinued the practice of selling loans with recourse obligations in 2005. Doral Financial’s current strategy is to sell loans on a non-recourse basis, except for certain early payment defaults and industry standard representations and warranties. For the years ended December 31, 2013 and 2012, the Company repurchased loans subject to full or partial recourse with a fair value of $21.2 million and $9.6 million, respectively.

Doral Financial’s reserve for its exposure to recourse amounted to $6.6 million and $8.8 million as of December 31, 2013 and 2012, respectively, and the reserve for other credit-enhanced transactions explained above amounted to $5.1 million and $5.8 million as of December 31, 2013 and 2012, respectively.

The following table shows the changes in the Company’s liability of estimated losses from recourse agreements, included in the statements of financial condition, for the periods indicated:

	Year ended December 31,
(In thousands)	2013	2012
Balance at beginning of period	$8,845	$10,977
Net charge-offs / termination	(2,817)	(1,747)
(Release) provision for recourse liability	592	(385)

Balance at end of period	$6,620	$8,845

28.	Financial Instruments with Off-Balance Sheet Risk

The following table summarizes Doral Financial’s commitments to extend credit, commercial and performance standby letters of credit, commitments to sell loans and its maximum contractual recourse exposure.

	December 31,
(In thousands)	2013	2012
Commitments to extend credit	$500,297	$338,948
Commitments to sell loans	305,123	120,931
Commercial and performance standby letters of credit	—	1,225
Maximum contractual recourse exposure	383,310	476,688

Total	$1,188,730	$937,792

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

A letter of credit is an arrangement that represents an obligation on the part of the Company to a designated third party, contingent upon the failure of the Company’s customer to perform under the terms of the underlying

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

contract with that third party. The amount of the letters of credit represents the maximum amount of credit risk to be undertaken by the Company in the event of non-performance by these customers. Under the terms of a letter of credit, an obligation arises only when the underlying event fails to occur as intended, and the obligation is generally up to a stipulated amount and with specified terms and conditions. Letters of credit are used by the customer as a credit enhancement and typically expire without having been drawn upon.

The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Doral Financial’s loan sale activities in the past included certain mortgage loan sale and securitization transactions subject to recourse arrangements as discussed in note 27.

29.	Commitments and Contingencies

Total minimum rental and operating commitments for leases in effect at December 31, 2013 were as follows:

(In thousands)
2014	$9,349
2015	10,534
2016	10,363
2017	9,722
2018 and thereafter	42,587

$82,555

Total rent expense for the years ended December 31, 2013, 2012 and 2011 was approximately $12.3 million, $11.8 million and $8.4 million, respectively.

The Company and its subsidiaries are defendants in various lawsuits or arbitration proceedings arising in the ordinary course of business, including employment related matters. Management believes, based on the opinion of legal counsel, that the aggregated liabilities, if any, arising from such actions will not have a material adverse effect on the financial condition or results of operations of the Company.

Since 2005, the Company became a party to various legal proceedings, including regulatory and judicial investigations and civil litigation, arising as a result of the Company’s restatement.

Legal Matters

On August 24, 2005, the U.S. Attorney’s Office for the Southern District of New York served Doral Financial with a grand jury subpoena seeking the production of certain documents relating to issues arising from the restatement, including financial statements and corporate, auditing and accounting records prepared during the period from January 1, 2000 to the date of the subpoena. On February 18, 2010, a superseding criminal indictment was filed in the U.S. District Court for the Southern District of New York charging Mario S. Levis, the former Treasurer of Doral, with various counts of securities and wire fraud. Doral Financial was not charged in the indictment. Mr. Levis was subsequently convicted and sentenced for one count of securities fraud and two counts of wire fraud. Mr. Levis’ conviction as to one count of wire fraud was later vacated by the U.S. Court of Appeals for the Second Circuit and remanded for further proceedings. On April 29, 2013, the United States Supreme Court denied Mr. Levis’ petition for a writ of certiorari. The vacated wire fraud count was dismissed by the government on remand. Mr. Levis was resentenced on October 2, 2013 by the U.S. District Court for the Southern District of New York. The court imposed a concurrent sentence of four years imprisonment for each of the remaining two counts. Doral understands that no further appeals are available to Mr. Levis. Doral Financial cooperated with the U.S. Attorney’s Office since the outset of this matter.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

During the criminal prosecution, Mr. Levis sued the Company for alleged breach of its obligation to advance expenses, including attorneys’ fees corresponding to his representation and defense of investigations conducted by federal agencies commencing in 2005. Due to the large amounts of money being disbursed for his defense and in order to determine whether such advances were reasonable, Doral requested Mr. Levis to provide more detail concerning the services that were being rendered by his attorneys. Controversy arose concerning the Company’s request mainly as the result of Mr. Levis’ refusal to provide more detail. As a result of Mr. Levis refusal, Doral stopped advancing payments for his defense. Mr. Levis then filed a civil action before the Supreme Court of New York on August 13, 2009 seeking to obtain a mandatory injunction to force the Company into continuing to advance the costs of his representation, including the appeal of his conviction to the U.S. Court of Appeals for the Second Circuit, plus the costs and fees of the civil action. Subsequently, and after substantial litigation before the Supreme Court of New York, on April 12, 2012, Mr. Levis voluntarily dismissed his civil action without prejudice, opting instead to immediately thereafter file a new civil action before the Superior Court of Puerto Rico Civil seeking relief identical to that sought before the New York state court, i.e., a mandatory injunction against the Company to force it to advance expenses including attorney’s fees, without having to establish the reasonableness of the invoices. On April 19, 2013, the Superior Court of Puerto Rico entered judgment dismissing Mr. Levis’ complaint against the Company. Mr. Levis appealed the dismissal of his civil action to the Puerto Rico Court of Appeals. On September 30, 2013, the Puerto Rico Court of Appeals issued a Judgment denying Mr. Levis’ appeal, confirming the judgment entered by the Superior Court of Puerto Rico. Mr. Levis filed for reconsideration. On October 23, 2013, the Puerto Rico Court of Appeals issued a resolution denying Mr. Levis’ motion for reconsideration. On November 25, 2013, Mr. Levis filed a petition before the Puerto Rico Supreme Court for a writ of certiorari. Mr. Levis’ petition for writ of certiorari before the Puerto Rico Supreme Court is pending resolution.

In addition, on April 3, 2013, while the aforesaid civil action filed in Puerto Rico was pending before the Superior Court of Puerto Rico, Mr. Levis filed a second complaint against the Company before the Superior Court of Puerto Rico. In this second complaint, which allegations essentially mirror those of the first, Mr. Levis included Mr. Glen R. Wakeman, President and CEO, and his wife, and Mr. Enrique R. Ubarri, Executive Vice President-General Counsel, and his wife, as additional defendants claiming that they had conspired to breach the Company’s obligation to advance the costs of his legal representation. In the second complaint Mr. Levis claims the defendants, including the Company owe Mr. Levis almost $3,000,000 in economic damages (plus interest), over $2,400,000 in legal fees and expenses, and an additional amount in damages presumably on account of mental anguish. Shortly after filing this second complaint and within the time period that defendants are allowed to respond to claims pursuant to the Puerto Rico Rules of Civil Procedure, Mr. Levis filed a motion voluntarily dismissing without prejudice his complaint against Mr. and Mrs. Wakeman and Mr. and Mrs. Ubarri. The Company moved to dismiss this second complaint on grounds of res judicata and unduly splitting of claims. Mr. Levis thereafter moved to voluntary dismiss the action against the Company which the Court granted without prejudice.

Doral has manifested its intention to pursue reimbursement from Mr. Levis of all monies advanced for his defense once the judgment dismissing his complaint becomes final.

Banking Regulatory Matters

The Company entered into a written agreement (the “Written Agreement”) dated September 11, 2012 with its primary supervisor, the FRBNY, which replaced and superseded the Cease and Desist Order entered into by the Company with the Board of Governors of the Federal Reserve System on March 16, 2006. The Written Agreement, among other things, requires the Company to (a) take appropriate steps to fully utilize its financial and managerial resources to serve as a source of strength to Doral Bank, including steps to ensure that Doral Bank complies with any supervisory action taken by Doral Bank’s federal and state regulators; (b) undertake a management and staffing review to aid in the development of a suitable management structure that is adequately staffed by qualified and trained personnel; (c) establish programs, policies and procedures acceptable to the FRBNY relating to credit risk management practices, credit administration, loan grading, asset improvement,

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

OREO, the ALLL, accounting and internal controls, and internal audit; (d) not declare any dividends without the prior written approval of the FRBNY and the Director of Banking Supervision and Regulation of the Board of Governors; (e) not directly or indirectly take any dividends or any other form of payment representing a reduction of capital from Doral Bank without the prior approval of the FRBNY; (f) not, directly or indirectly, incur, increase or guarantee any debt without the prior written approval of the FRBNY; (g) submit to the FRBNY an acceptable written plan to maintain sufficient capital at the Company on a consolidated basis; and (h) seek regulatory approval prior to the appointment of a new director or senior executive officer, any change in a senior executive officer’s responsibilities, or making certain severance or indemnification payments to directors, executive officers or other affiliated persons.

On August 8, 2012, the Bank Board entered into a consent order (the “Consent Order”) with the FDIC and the Commissioner of Financial Institutions of Puerto Rico (the “Commissioner”). The FDIC has also notified Doral Bank that it deems Doral Bank to be in troubled condition. The Consent Order requires Doral Bank to have and retain qualified management acceptable to the FDIC and the Commissioner. The Consent Order also required Doral Bank to undertake through a third party consultant, an assessment of its board and management needs, as well as a review of the qualifications of the current directors and senior executive officers.

The Consent Order requires Doral Bank to eliminate from its books, by charge-off or collection, all assets or portions of assets classified “Loss” by the FDIC and the Commissioner. Doral Bank also is required to establish and provide to the FDIC and the Commissioner for review a Delinquent and Classified Asset Plan to reduce Doral Bank’s risk position in each loan in excess of $1.0 million which is more than 90 days delinquent, criticized, or classified.

The Consent Order also requires Doral Bank to establish plans, policies or procedures acceptable to the FDIC and the Commissioner relating to its capital, profit and budget plan, ALLL, loan policy, loan review program, loan modification program, appraisal compliance program and its strategic plan that comply with the requirements set forth in the Consent Order.

Doral Bank is required to obtain a waiver from the FDIC before it may accept brokered deposits or extends credit to certain delinquent borrowers. As of December 31, 2013, Doral Bank is in compliance with the prohibition set forth in the Consent Order on accepting, renewing, or rolling over any brokered deposits without a waiver from the FDIC. Since issuance of the Consent Order, Doral Bank has received requested waivers to accept, renew or rollover brokered deposits. Doral Bank’s current waiver is valid until March 31, 2014. In addition, Doral Bank has established and implemented protocols to maintain compliance with limitations of the amount of interest that Doral Bank may pay on deposits.

Doral Bank cannot pay a dividend without the approval of the Regional Director of the FDIC and the Commissioner. The Board of Doral Bank is required to establish a compliance committee to oversee Doral Bank’s compliance with the Consent Order, and Doral Bank is required to provide quarterly updates to the Regional Director of the FDIC and the Commissioner of its compliance with the Consent Order. As of December 31, 2013, Doral Bank remains in compliance with the prohibition on the declaration and payment of any dividends without FDIC and Commissioner approval. The Bank Board established a compliance committee composed of three independent directors, which meets monthly to review actions taken or to be taken by Doral Bank to achieve or otherwise maintain compliance with the Consent Order, and to prepare a report to the Bank Board. The Bank has and will continue to timely submit required quarterly progress reports to the FDIC and the Commissioner. Since the signing of the Consent Order, Doral Bank has complied with severance or indemnification payment limitations to directors, executive officers or other affiliated persons.

30.	Regulatory Requirements

Holding Company Requirements

Doral Financial is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956 (the “BHC Act”), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”). As a bank

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

holding company, Doral Financial’s activities and those of its banking and non-banking subsidiaries are limited to banking activities and such other activities the Federal Reserve has determined to be closely related to the business of banking.

Banking Charter

Doral Bank is a commercial bank chartered under the laws of the Commonwealth of Puerto Rico regulated by the Office of the Commissioner of Financial Institutions (the “Office of the Commissioner”), pursuant to the Puerto Rico Banking Act of 1933, as amended, and subject to supervision and examination by the Federal Deposit Insurance Corporation. Doral Bank’s deposits are insured by the FDIC up to $250,000.

Regulatory Capital Requirements

Doral Bank is subject to various regulatory capital requirements prescribed by the FDIC. Failure to meet minimum capital requirements may result in certain mandatory actions against Doral Financial’s banking subsidiary, as well as additional discretionary actions by regulators that, if undertaken, may have a direct material effect on the Company. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its banking subsidiary, Doral Bank, must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items. The Company’s and its banking subsidiary’s capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Quantitative measures, established by regulation to ensure capital adequacy, require Doral Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 2013, Doral Bank exceeded the thresholds for well-capitalized banks as set forth in the prompt corrective action regulations adopted by the FDIC pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991; however, as a result of the Consent Order, Doral Bank is considered adequately capitalized. In addition, Doral exceeded the capital ratios set forth as appropriate for Doral Bank by the FDIC Consent Order. The Consent Order required Doral Bank to develop a capital plan that details the manner in which Doral Bank will meet and maintain a Tier 1 Capital Ratio of at least 8.0%, a Tier 1 Risk-Based Capital Ratio of at least 10.0%, and a Total Risk-Based Capital Ratio of at least 12.0%. The Written Agreement with the FRBNY does not provide for any specific capital ratios for Doral Financial Corporation.

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

During the years December 31, 2013 and 2012, the Board of Directors of Doral Financial approved capital contributions to Doral Bank totaling $131.4 million and $95.0 million, respectively. During 2011, no capital contributions were made by Doral Financial to Doral Bank.

As of December 31, 2013, approximately $59.3 million and $23.5 million, representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax assets, goodwill and other intangible assets, were deducted from the capital of Doral Financial and Doral Bank, respectively, when calculating the capital balances and ratios.

As of December 31, 2012, approximately $55.3 million and $22.5 million, representing non-qualifying perpetual preferred stock and non-allowable assets such as deferred tax assets, goodwill and other intangible assets, were deducted from the capital of Doral Financial and Doral Bank, respectively, when calculating the capital balances and ratios.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2013 and 2012, Doral Bank was in compliance with all regulatory capital requirements that were applicable to it as a state non-member bank as well as those minimums related to the Consent Order and the Written Agreement.

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provisions		Capital Requirements Under Consent Order
(Dollars in thousands)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)	Amount	Ratio (%)
As of December 31, 2013
Total capital (to risk weighted assets):
Doral Financial	$763,837	11.3	$540,060	> 8.0	N/A	N/A	N/A	N/A
Doral Bank	$754,395	12.6	$477,444	> 8.0	$596,805	> 10.0	> 716,166	> 12.0
Tier 1 capital (to risk weighted assets):
Doral Financial	$652,285	9.7	$270,030	> 4.0	N/A	N/A	N/A	N/A
Doral Bank	$679,274	11.4	$238,722	> 4.0	$358,083	> 6.0	> 596,805	> 10.0
Leverage Ratio:(1)
Doral Financial	$652,285	7.6	$344,337	> 4.0	N/A	N/A	N/A	N/A
Doral Bank	$679,274	8.5	$321,027	> 4.0	$401,283	> 5.0	> 642,053	> 8.0
As of December 31, 2012
Total capital (to risk weighted assets):
Doral Financial	$860,597	13.2	$522,082	> 8.0	N/A	N/A	N/A	N/A
Doral Bank	$698,941	12.8	$438,303	> 8.0	$547,879	> 10.0	> 657,454	> 12.0
Tier 1 capital (to risk weighted assets):
Doral Financial	$778,358	11.9	$261,041	> 4.0	N/A	N/A	N/A	N/A
Doral Bank	$629,769	11.5	$219,151	> 4.0	$328,727	> 6.0	> 547,879	> 10.0
Leverage Ratio:(1)
Doral Financial	$778,358	9.4	$331,743	> 4.0	N/A	N/A	N/A	N/A
Doral Bank	$629,769	8.2	$306,469	> 4.0	$383,086	> 5.0	> 612,937	> 8.0

(1)	Tier 1 capital to average assets.

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

As of December 31, 2013 and December 31, 2012, Doral Mortgage maintained $24.8 million and $35.3 million, respectively, in excess of the required minimum level for adjusted net worth required by HUD.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

31.	Derivatives

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

As of December 31, 2013 and 2012, the Company had the following derivative financial instruments outstanding:

	December 31,
	2013			2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
(In thousands)		Asset(1)	Liability(2)		Asset(1)	Liability(2)
Derivatives (non hedges):
Forward contracts	$45,000	$286	$—	$125,000	$15	$(142)
Interest rate lock commitments	15,018	187	—	—	—	—

Total	$60,018	$473	$—	$125,000	$15	$(142)

(1)	Fair value included as part of securities held for trading and other assets, at fair value in the Company’s consolidated statements of financial condition.

(2)	Fair value included as part of accrued expenses and other liabilities in the Company’s consolidated statements of financial condition.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The table below presents the offsetting of derivative assets and derivative liabilities in accordance with applicable netting agreements, and their net presentation in the statement of financial condition as of December 31, 2013 and December 31, 2012, respectively:

	December 31, 2013
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Citigroup Global Markets	$286	$—	$286

	December 31, 2012
(In thousands)	Counterparty	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position
Description
Forward contracts	Citigroup Global Markets	$23	$(8)	$15

(In thousands)	Counterparty	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position
Description
Forward contracts	Credit Suisse	$142	$—	$142
Forward contracts	Citigroup Global Markets	8	(8)	—

Cash Flow Hedges

The Company had previously designated the pay-fixed-interest rate swaps to hedge the variability of future interest cash flows of adjustable rate advances from the FHLB. As of December 31, 2013 and 2012, the Company did not have any pay-fixed-interest rate swaps designated as cash flow hedges. For the year ended December 31, 2013, no ineffectiveness was recognized related to pay-fixed-interest rate swaps designated as cash flow hedges. For the year ended December 31, 2012, the Company recognized $1.1 million of ineffectiveness for the pay-fixed-interest rate swaps designated as cash flow hedges. As of December 31, 2013 and 2012, no unrealized losses on cash flow hedges were recorded in accumulated other comprehensive income.

The following table presents the location and effect of cash flow derivatives on the Company’s results of operations and financial condition for the year ended December 31, 2012. The Company did not have any cash flow derivatives for the year ended December 31, 2013.

(In thousands)	Location of Loss Reclassified from Accumulated Other Comprehensive Income to Income	Notional Amount	Fair Value	Accumulated Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income to Income
December 31, 2012
Interest rate swaps	Interest expense — Advances from FHLB	$—	$—	$818	$(882)

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Trading and Non-Hedging Activities

The following table summarizes the total derivatives positions and their different designations at December 31, 2013 and 2012, respectively. The table also includes net gains on trading assets and derivatives for the periods indicated.

		December 31, 2013
(In thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the year
Derivatives not designated as cash flow hedges:
Forward contracts	Net gain (loss) on trading assets and derivatives	$45,000	$286	$2,472
Interest rate lock commitments	Net gain (loss) on trading assets and derivatives	15,018	187	187

		$60,018	$473	$2,659

		December 31, 2012
(In thousands)	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Notional Amount	Fair Value	Net Gain (Loss) for the year
Derivatives not designated as cash flow hedges:
Interest rate swaps	Net gain (loss) on trading assets and derivatives	$—	$—	$(60)
Forward contracts	Net gain (loss) on trading assets and derivatives	125,000	(127)	(6,310)

		$125,000	$(127)	$(6,370)

The Company held $60.0 million and $125.0 million in notional value of derivatives not designated as hedges at December 31, 2013 and 2012, respectively.

The Company periodically purchases interest rate caps to manage its interest rate exposure. Interest rate cap agreements generally involve the purchase of out-of-the-money caps to protect the Company from the adverse effects of rising interest rates. These products are not linked to specific assets and liabilities that appear on the balance sheet or to a forecasted transaction and, therefore, do not qualify for hedge accounting. As of December 31, 2013 and 2012, the Company had no outstanding interest rate caps.

The Company periodically enters into forward contracts to create an economic hedge on its MSRs and mortgage pipeline. As of December 31, 2013, the Company had no notional amount of forward contracts used to hedge its MSR. As of December 31, 2012, the Company had a notional amount of $50.0 million of forward contracts used to hedge its MSR. As of December 31, 2013 and 2012, the Company had a notional amount of $45.0 million and $75.0 million, respectively, of forwards hedging its mortgage pipeline. For the years ended December 31, 2013 and 2012, the Company recorded gains of approximately $2.5 million and losses of approximately $6.3 million, respectively, on forward contracts, including losses of $2.3 million and gains of $0.6 million, respectively, related to the economic hedge on its MSRs.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Derivative contracts used as economic hedges, such as forward contracts, to which the Company is a party, settle monthly, quarterly or semiannually. Furthermore, the Company has netting agreements with the dealers and only does business with creditworthy dealers. Because of these factors, the Company’s credit risk exposure related to derivatives contracts at December 31, 2013 and 2012 was not considered material.

32.	Fair Value of Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the balance of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Securities Held for Trading
MBS	$524	$—	$—	$524	$619	$—	$—	$619
IOs	24,616	—	—	24,616	41,669	—	—	41,669
Derivatives	286	—	286	—	15	—	15	—

Total Securities Held for Trading	25,426	—	286	25,140	42,303	—	15	42,288
Securities Available for Sale
Agency MBS	173,317	—	172,233	1,084	207,105	—	205,750	1,355
CMO Government Sponsored Agencies	5,170	—	—	5,170	6,912	—	1,221	5,691
Obligations U.S. Government Sponsored Agencies	44,976	—	44,976	—	44,981	—	44,981	—
Other and Private Securities	25,178	—	—	25,178	28,678	—	—	28,678

Total Securities Available for Sale	248,641	—	217,209	31,432	287,676	—	251,952	35,724
Loans Held for Sale, at fair value	39,022	—	39,022	—	—	—	—	—
Servicing Assets	98,902	—	—	98,902	99,962	—	—	99,962
Interest Rate Lock Commitment(1)	187	—	—	187	—	—	—	—

	$412,178	$—	$256,517	$155,661	$429,941	$—	$251,967	$177,974

Liabilities:
Derivatives(2)	$—	$—	$—	$—	$142	$—	$142	$—

(1)	The fair value of the interest rate lock commitment is included within other assets in the consolidated statements of financial condition.

(2)	The fair value of the forward contracts is included within accrued expenses and other liabilities in the consolidated statements of financial condition.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The changes in assets and liabilities in Level 3 for the years ended December 31, 2013 and 2012, measured at fair value on a recurring basis are summarized below:

	For the year ended December 31, 2013
(In thousands)	Balance, beginning of year	Change in fair value included in the statements of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premiums and discounts(4)	Purchases/ Transfers/ (Sales)	Balance, end of year
Securities held for trading
MBS	$619	$(95)	$—	$—	$—	$—	$524
IOs(1)	41,669	(17,053)	—	—	—	—	24,616

Total securities held for trading	42,288	(17,148)	—	—	—	—	25,140
Securities available for sale(2)
Agency MBS	1,355	—	—	(121)	(150)	—	1,084
CMO Government Sponsored Agencies	5,691	—	—	8	(529)	—	5,170
Other and Private Securities	28,678	—	—	(1,077)	(2,423)	—	25,178

Total securities available for sale	35,724	—	—	(1,190)	(3,102)	—	31,432
Servicing Assets(3)	99,962	(12,823)	13,635	—	—	(1,872)	98,902
Interest rate lock commitment	—	187	—	—	—	—	187

Total	$177,974	$(29,784)	$13,635	$(1,190)	$(3,102)	$(1,872)	$155,661

	For the year ended December 31, 2012
(In thousands)	Balance, beginning of year	Change in fair value included in the statements of operations	Capitalization of servicing assets included in the statement of operations	Net gains (losses) included in other comprehensive income	Principal repayments and amortization of premiums and discounts(4)	Purchases/ Transfers/ (Sales)	Balance, end of year
Securities held for trading
MBS	$722	$(103)	$—	$—	$—	$—	$619
IOs(1)	43,877	(2,208)	—	—	—	—	41,669

Total securities held for trading	44,599	(2,311)	—	—	—	—	42,288
Securities available for sale(2)
Agency MBS	1,445	—	—	(15)	(75)	—	1,355
CMO Government Sponsored Agencies	6,747	—	—	204	(1,260)	—	5,691
Other and Private Securities	34,650	(6,396)	—	3,012	(9,770)	7,182	28,678

Total securities available for sale	42,842	(6,396)	—	3,201	(11,105)	7,182	35,724
Servicing Assets(3)	112,303	(25,924)	13,583	—	—	—	99,962

Total	$199,744	$(34,631)	$13,583	$3,201	$(11,105)	$7,182	$177,974

(1)

Changes in fair value are recognized in net (loss) gain on trading assets and derivatives in non-interest income and the amortization of the IOs is recognized in interest income on interest-only strips. For the year ended December 31, 2013, the IO had a loss of $11.6 million for the change in fair value and amortization of $5.4 million. For the year ended December 31, 2012, the IO had a gain of $4.0 million for the change in fair value and amortization of $6.2 million.

(2)	OTTI is recognized as part of non-interest income. Amortization of premiums and discounts is recognized in interest income within MBS and investment securities.

(3)

Change in fair value of servicing assets is recognized in non-interest income as servicing income. Capitalization of servicing assets is recognized in non-interest income as net gain on loans securitized and sold and capitalization of mortgage servicing in the consolidated statements of operations.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

(4)

Amortization of premiums and discounts of $3.1 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively, is recognized within interest income from MBS and investment securities in the consolidated statements of operations.

The following table includes quantitative information about significant unobservable inputs used to measure the fair value of Level 3 instruments, excluding those instruments for which the unobservable inputs were not developed by the Company, such as prices of prior transactions and/or unadjusted third-party pricing sources.

As of December 31, 2013
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)
IOs	$24,616	Discounted cash flow model	Weighted average remaining life	6.4 years
			Discount rate	15.0%
			Constant prepayment rate	8.1%

CMO Government Sponsored Agencies	2,508	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS	0.54 — 0.79 (0.36)%
			Weighted average maturity	120 — 129 (113) months
			Prepayment speed assumption	350 — 486(468)

Other	4,792	Linear regression analysis	Collateral term to maturity(1)	1.10 — 5.66 (3.64) years
			Collateral Coupon(1)	3.45 — 5.40 (4.22)%
			Collateral Weighted average price(1)	68.69 — 89.87 (77.09)
			Collateral Weighted average yield(1)	12.77 — 15.84 (13.59)%
			Investment security’s Term to maturity(2)	0.09 years
			Investment security’s Coupon(2)	3.5%

Servicing asset	98,902	Discounted cash flow model	Weighted average remaining life	7.2 years
			Discount rate	11.0(9.0 — 14.13)%
			Constant prepayment rate	7.80(7.62 — 8.24)%

Derivatives (IRLC)	187	Quoted market price approach	Estimated closing rate	85.0%

As of December 31, 2012
(Dollars in thousands)	Fair value	Valuation technique	Significant unobservable inputs	Range of inputs (WA)
IOs	$41,669	Discounted cash flow model	Weighted average remaining life	5.9 years
			Discount rate	13.0%
			Constant prepayment rate	7.0%

CMO Government Sponsored Agencies	5,691	Discounted cash flow model	Zero volatility spread or Yield curve spread on MBS	0.54 —0.79 (0.67)%
			Weighted average maturity	120 — 129 (124) months
			Prepayment speed assumption	405 — 486 (456)

Other	5,006	Linear regression analysis	Collateral term to maturity(1)	2.13 — 6.69 (4.66) years
			Collateral Coupon(1)	3.45 —5.40 (4.24)%
			Collateral Weighted average price(1)	98.82 —100.53 (99.73)
			Collateral Weighted average yield(1)	3.19 — 7.38 (4.63)%
			Investment security’s Term to maturity(2)	1.11 years
			Investment security’s Coupon(2)	3.5%

Servicing asset	99,962	Discounted cash flow model	Weighted average remaining life	7.1 years
			Discount rate	9.0 — 14.13 (11.1)%
			Constant prepayment rate	7.94 — 9.69 (8.7)%

(1)	Inputs are related to the investment securities’ underlying collateral.

(2)	Inputs are related to the investment securities.

Servicing Assets, which includes MSRs and IOs, retained in a sale or securitization arise from contractual agreements between the Company and investors in mortgage securities and mortgage loans. The Company carries its Servicing Assets at fair value. The initial fair value of the servicing assets is generally determined based on the carrying amount of the loans sold (adjusted for deferred fees and costs related to loan origination

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

activities) and the retained interest based on their relative fair value. The market value of Servicing Assets cannot be readily determined as these assets are not actively traded in securities markets; therefore, the fair value of the Servicing Assets is determined based on a combination of market information on trading activity (Servicing Asset trades and broker valuations), benchmarking of Servicing Assets (valuation surveys) and cash flow modeling. The valuation of the Company’s Servicing Assets incorporates: (i) market derived assumptions for discount rates, servicing costs, escrow earnings rate, float earnings rate and cost of funds and; (ii) market derived assumptions adjusted for the Company’s loan characteristics and portfolio behavior for escrow balances, delinquencies and foreclosures, late fees, prepayments and prepayment penalties. Fair value measurements of MSRs and IOs use significant unobservable inputs and, accordingly, are classified as Level 3.

The unobservable inputs used in the fair value measurement of the Company’s Servicing Assets include constant prepayment rates, discount rates, and the weighted average remaining life of the underlying mortgages. Changes in market interest rates may affect prepayment rates, thereby affecting the remaining life of the underlying mortgages and, ultimately, the fair value of the IOs and MSRs. Discount rates vary according to the perceived risks of a specific loan portfolio. Increases in discount rates result in a lower fair value measurement, while decreases result in a higher fair value measurement.

To determine the value of its portfolio of variable IOs, the Company uses a valuation model that forecasts expected cash flows using forward LIBOR rates derived from the LIBOR/Swap yield curve at the date of the valuation. The characteristics of the variable IOs result in an increase in cash flows when LIBOR rates fall and a reduction in cash flows when LIBOR rates rise. This provides a mitigating effect on the impact of prepayment speeds on the cash flows, with prepayments expected to rise when long-term interest rates fall reducing the amount of expected cash flows and the opposite when long-term interest rates rise. Prepayment assumptions incorporated into the valuation model for variable and fixed IOs are based on publicly available, independently verifiable, prepayment assumptions for FNMA mortgage pools and statistically derived prepayment adjusters based on observed relationships between the Company’s and FNMA’s U.S. mainland mortgage pool prepayment experiences.

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

The unobservable inputs used in measuring the fair value of securities within the Other category include the security’s term to maturity and coupon rate, as well as the weighted average price and weighted average yield of the mortgages held as collateral. There is an inverse relationship between the collateral’s coupon rate and the fair value of the investment security. Therefore, as the collateral’s coupon rate increases, the fair value measurement will decrease, and vice versa. There is a direct relationship between the collateral’s term to maturity and the fair value of the investment security, in which the security’s fair value will increase as the collateral’s term to maturity increases, and vice versa.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The following table presents financial and non-financial assets subject to fair value measurement on a non-recurring basis for the years ended December 31, 2013 and 2012, and which were still included in the consolidated statement of financial condition as of such dates.

(In thousands)	Carrying Value	Level 3
December 31, 2013
Loans receivable(1)	$785,640	$785,640
Real estate held for sale(2)	94,735	94,735

Total	$880,375	$880,375

December 31, 2012
Loans receivable(1)	$759,437	$759,437
Real estate held for sale(2)	73,110	73,110

Total	$832,547	$832,547

(1)	Represents the carrying value of collateral dependent loans for which adjustments are based on the appraised value of the collateral.

(2)	Represents the carrying value of real estate held for sale for which adjustments are based on the appraised value of the properties.

The valuation methodologies used to arrive at the nonrecurring fair value adjustments included above are:

Loans receivable

From time to time, the Company may record non-recurring fair value adjustments on collateral dependent loans, which are loans for which the repayment of the loan is expected to be provided solely by the underlying collateral to reflect: (i) partial write-downs that are based on the fair value of the collateral; or (ii) the full charge off of the loan’s carrying value. The fair value of the collateral is obtained from appraisals that take into

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable subject to nonrecurring fair value adjustments as Level 3.

Real estate held for sale

Real estate held for sale is stated at the lower of cost or fair value less costs to sell. A loss is recognized for the excess of the loan’s carrying value over the initial fair value less costs to sell. The fair value of the properties is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations but are adjusted for specific characteristics and assumptions of the properties, which are not market observable. The Company records nonrecurring fair value adjustments to reflect any changes in the carrying value arising from periodic appraisals of the properties. The Company classifies real estate held for sale as Level 3.

The following table summarizes total losses relating to assets classified as Level 3 held at the reporting periods.

	Location of loss recognized in the consolidated statement of operations	For the years ended December 31,
(In thousands)		2013	2012
Loans receivable, net	Provision for loan and lease losses	$80,409	$126,726
Real estate held for sale, net	Other expenses	16,523	16,847

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Disclosures about Fair Value of Financial Instruments

The following table discloses the carrying amounts of financial instruments and their estimated fair values as of December 31, 2013 and 2012. The estimates presented herein are not necessarily indicative of the amounts the Company may realize in a current market exchange. The use of different market assumptions and/or estimation methods may have a material effect on the estimated fair value amounts.

	December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$522,358	$522,358	$522,358	$—	$—
Restricted cash	127,379	127,379	127,379	—	—
Securities held to maturity	100	55	55	—	—
Securities held for trading	25,426	25,426	—	286	25,140
Securities available for sale	248,641	248,641	—	217,209	31,432
Loans held for sale, at fair value	39,022	39,022	—	39,022	—
Loans held for sale, at lower of cost or fair value(1)	358,964	366,132	—	—	366,132
Loans receivable, net	6,211,113	6,242,612	—	—	6,242,612
Servicing assets, net	98,902	98,902	—	—	98,902
Interest rate lock commitment	187	187	—	—	187
Financial liabilities:
Deposits	$4,997,255	$5,050,408	$—	$5,050,408	$—
Advances from FHLB	1,117,203	1,076,054	—	1,076,054	—
Loans payable	277,815	277,815	—	277,815	—
Notes payable	1,033,126	946,141	—	946,141	—

	December 31, 2012
(In thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$634,432	$634,432	$634,432	$—	$—
Restricted cash	95,461	95,461	95,461	—	—
Securities held for trading	42,303	42,303	—	15	42,288
Securities available for sale	287,676	287,676	—	251,952	35,724
Loans held for sale(1)	438,055	439,699	—	—	439,699
Loans receivable, net	6,039,467	5,880,760	—	—	5,880,760
Servicing assets, net	99,962	99,962	—	—	99,962
Financial liabilities:
Deposits	$4,628,864	$4,673,496	$—	$4,673,496	$—
Securities sold under agreements to repurchase	189,500	190,143	—	190,143	—
Advances from FHLB	1,180,413	1,153,681	—	1,153,681	—
Loans payable	270,175	270,175	—	270,175	—
Notes payable	1,043,887	947,669	—	947,669	—
Derivatives(2)	142	142	—	142	—

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

(1)	Includes $201.7 million and $213.7 million for December 31, 2013 and 2012, respectively, related to GNMA defaulted loans for which the Company has an unconditional buy-back option.

(2)	Included within accrued expenses and other liabilities in the consolidated statements of financial condition.

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

Securities held for trading

Securities held for trading are reported at fair value and consist primarily of securities and derivatives held for trading purposes. Fair value measurement is based upon quoted prices, if available, and classified as Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. The Company uses a valuation model that calculates the present value of estimated future cash flows and incorporates the Company’s own estimate of assumptions regarding market participants to determine the fair value of securities held for trading. These securities, which include the Company’s IOs, are classified as Level 3.

Securities available for sale

Securities available for sale are recorded at fair value. The fair value measurement is based upon quoted prices, if available, and classified as Level 2. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions, expected defaults and loss severity. Securities with fair values derived from independent pricing or other valuation models are classified as Level 3.

Loans held for sale at fair value

Effective March 18, 2013, the Company irrevocably elected to carry at fair value each newly originated residential mortgage loan in the Puerto Rico portfolio classified as held for sale. Unrealized gains and losses are included in current earnings within the mark-to-market adjustment on loans held for sale, at fair value, in the consolidated statements of operations. The fair value of these loans is measured using significant observable inputs, specifically quoted prices for similar assets obtained from the Freddie Mac Conventional Loan Cash Pricing Market, which is an active market. As such, these loans are classified as Level 2. The Company’s fair value election does not apply to certain other loans classified as held for sale, such as GNMA loans with right of repurchase, loans pledged to secure borrowings, or any commercial loans.

Loans held for sale at lower of cost or fair value

Loans held for sale at lower of cost or fair value consist of mortgage loans, commercial real estate loans and commercial & industrial loans which are carried at the lower of cost or fair value on an aggregate portfolio basis.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The amount, by which cost exceeds market value, if any, is accounted for as a loss through a valuation allowance. The fair value of loans held for sale at lower of cost or market, is measured using observable and non-observable inputs. Unobservable inputs include a multi-component model for prepayments, weighted average life of the loans and duration. As such, loans held for sale, at lower of cost or market, are classified as Level 3.

Loans receivable

Loans receivable are carried at their unpaid principal balance, less unearned interest, net of deferred loan fees or costs, premiums and discounts, net of the allowance for loans and lease losses. Loans receivable are classified by type, such as residential mortgage, consumer, commercial real estate, commercial and industrial, and construction and land. The fair value of residential mortgage loans is based on quoted market prices for MBSs, adjusted for specific loan characteristics such as guarantee fees, servicing fees, actual delinquencies, and associated credit risk. For certain commercial loans in the U.S. portfolio, fair value is measured based on market information from trading activity. For all other loans, the fair value is estimated using a discounted cash flow analysis, based on LIBOR and adjusted for factors the Company believes a market participant would consider in determining fair value for similar assets. The Company records nonrecurring fair value adjustments to collateral dependent loans to reflect: (i) partial write-downs that are based on the fair value of the collateral; or (ii) the full charge-off of the loan carrying value. The fair value of the collateral is obtained from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations. The Company classifies loans receivable not subject to nonrecurring fair value adjustments as Level 3.

Deposits

The fair value of deposits with no stated maturity is based on the amount payable on demand as of the respective date. These deposits include non-interest bearing deposits, regular savings, NOW and other transaction accounts, and money market accounts. The fair value measurement of deposits with stated maturities is calculated using a discounted cash flow valuation technique using both observable and unobservable inputs. The observable input used is the brokered certificates of deposit curve, while the unobservable input used is the forward curve. Deposits are classified as Level 2 in the fair value hierarchy.

Loans payable

Loans payable are secured lending arrangements with local financial institutions that are generally floating rate instruments, and therefore, have fair values determined to be at par. Loans payable are classified as Level 2 in the fair value hierarchy.

Notes payable, Advances from the FHLB and Securities sold under agreements to repurchase

The fair value of notes payable, advances from the FHLB, and securities sold under agreements to repurchase is measured using a discounted cash flow valuation technique using both observable and unobservable inputs. The observable input used is the LIBOR curve, while the unobservable input used is the forward curve. These liabilities are classified as Level 2 in the fair value hierarchy.

Derivatives

Substantially all of the Company’s derivatives are traded in over-the-counter markets where quoted market prices are not readily available. For these derivatives, the Company measures fair value using internally developed models that use primarily market observable inputs, such as yield curves and volatility surfaces. The non-performance risk is evaluated internally considering collateral held, remaining term and the creditworthiness of the entity that bears the risk. These derivatives, consisting mostly of interest rate swaps and interest rate caps, are classified as Level 2.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

33.	Retirement and Compensation Plans

The Company maintains a profit-sharing plan in Puerto Rico with a cash or deferred arrangement named the Doral Financial Corporation Retirement Savings and Incentive Plan (the “PR Plan”). The PR Plan is available to all Puerto Rico employees of Doral Financial who have attained age 18 and completed one year of service with the Company. Participants in the PR Plan have the option of making pre-tax or after-tax contributions. For participants with annual compensation in excess of $30,000, the Company makes a matching contribution equal to $0.50 for every dollar of pre-tax contribution made to the PR Plan, up to 3% of the participant’s base compensation. For those participants in the PR Plan with an annual compensation of $30,000 or less, the Company makes a matching contribution equal to $1.00 for every dollar of pre-tax contribution, up to 3% of the participant’s base compensation. Company matching contributions are invested following the employees investment direction for their own money. The Company is also able to make fully discretionary profit-sharing contributions to the PR Plan.

The Company maintains a 401(k) Plan in the United States named the Doral Financial Corporation US Retirement & Incentive Savings Plan (the “US Plan”). The US Plan is available to all US employees of Doral Financial who have attained the age of 18 and completed one year of service with the Company. Participants in the US Plan have the option of making pre-tax or after-tax contributions. For those participants employed on the last day of the US Plan year, the Company makes a contribution equal to 50% of the participant’s elective deferrals each U.S. Plan year, not to exceed of 5% of the participant’s plan compensation. The Company matching contributions are invested following the employees investment direction for their own money. Each year, the Company is also able to make a discretionary non-elective contribution to the US Plan.

The Company’s expense related to its retirement plans during the years ended December 31, 2013, 2012 and 2011, was approximately $545,000, $468,000 and $434,000, respectively.

As of December 31, 2013, 2012 and 2011 the Company had no defined benefit or post-employment benefit plans.

34.	Stockholders’ Equity

On June 27, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the Commonwealth of Puerto Rico to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of Doral Financial’s issued and outstanding common stock. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 130,601,272 shares to 6,530,064 shares, and the authorized shares of common stock were reduced from 300,000,000 to 15,000,000. The Reverse Stock Split had no effect on the Company’s authorized shares of preferred stock, which remains at 40 million authorized shares.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

payment of dividends (i.e., that dividends may be paid out only from the Company’s net assets in excess of capital or, in the absence of such excess, from the Company’s net earnings for such fiscal year and/or the preceding fiscal year).

Current regulations limit the amount in dividends that Doral Bank may pay. Payment of such dividends is prohibited if, among other things, the effect of such payment would cause the capital of Doral Bank to fall below the regulatory capital requirements. The Federal Reserve Board has issued a policy statement which provides that insured banks and bank holding companies should generally pay dividends only out of current operating earnings. In addition, the Company’s written agreement with the FRBNY does not permit the Company to receive dividends from Doral Bank unless the payment of such dividends has been approved by the FDIC. The Consent Order with the FDIC and the Commissioner and the written agreement with the FRBNY prohibit Doral Bank from paying dividends to Doral Financial without obtaining prior written approval from the FDIC, the Commissioner and the FRBNY.

Dividends paid from a U.S. subsidiary to certain qualifying corporations such as the Company are generally subject to a 10% withholding tax under the provisions of the U.S. Internal Revenue Code.

35.	Stock Option and Other Incentive Plans

Since 2003, Doral Financial has been expensing the fair value of stock options granted to employees using the “modified prospective” method. Using this method, the Company has expensed the fair value of all employee stock options and restricted stock granted after January 1, 2003, as well as the unvested portions of previously granted stock options. The Company estimates the pre-vesting forfeiture rate, for grants that are forfeited prior to vesting, beginning on the grant date and to true-up forfeiture estimates through the vesting date so that compensation expense is recognized only for grants that vest. When unvested grants are forfeited, any compensation expense previously recognized on the forfeited grants is reversed in the period of the forfeiture. Accordingly, periodic compensation expense will include adjustments for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate. The Company did not change its adjustment for actual and estimated pre-vesting forfeitures and changes in the estimated pre-vesting forfeiture rate during the year ended December 31, 2013.

On April 8, 2008, the Company’s Board of Directors approved the 2008 Stock Incentive Plan (the “Plan”) subject to shareholder approval, which was obtained at the annual shareholders’ meeting held on May 7, 2008. The Plan replaced the 2004 Omnibus Incentive Plan. Stock options granted are expensed over the stock option vesting period based on fair value which is determined using the Black-Scholes option-pricing model at the date the options are granted.

The aggregate number of shares of common stock which the Company may issue under the Plan is limited to 337,500, as adjusted for the Reverse Stock Split. No options were granted by the Company for the years ended December 31, 2013 and 2012.

On July 22, 2008, four independent directors were each granted 100 shares of restricted stock and stock options, as adjusted for the Reverse Stock Split, to purchase 1,000 shares of common stock at an exercise price equal to the closing price of the stock on the grant date. The restricted stock became 100% vested during the third quarter of 2009. The stock options vested ratably over a five year period commencing with the grant date.

On February 11, 2009, another independent director was appointed to the Company’s board of directors. In accordance with the Plan, this director had the right to receive 100 shares of restricted stock, as adjusted for the Reverse Stock Split, for his service to the Board. The Plan stated that the shares would vest and the restriction would lapse with respect to the shares after a one year period. On November 3, 2011, the Company issued to this Director 100 shares of restricted common stock.

On June 25, 2010, the board of directors of Doral Financial Corporation approved and adopted a retention program for six of the Company’s officers (the “Retention Program”). Pursuant to the Retention Program, the Company granted 150,000 shares of the Company’s common stock, as adjusted for the Reverse Stock Split, as

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

restricted stock to such officers. The restricted stock will vest in installments as long as at the time of vesting the employee has been continuously employed by the Company from the date of grant, as follows: 33% will vest 12 calendar months after the grant date, an additional 33% will vest 24 calendar months after the grant date, and the remaining 33% will vest 36 calendar months after the grant date. Notwithstanding the foregoing, 100% of the restricted stock will vest (i) upon the occurrence of a change of control of the Company; (ii) if the Company terminates the employee’s employment without cause or the employee terminates his or her employment for good reason (as defined in the agreement); or (iii) upon such employee’s death.

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

(c) Meeting attendance fees as follows: (i) $5,000 for regular board and committee meetings when said meetings are held on the same date or consecutive dates; (ii) $1,500 for special board meetings or Audit Committee meetings held via teleconference; (iii) $1,000 for special Risk Policy Committee meetings held via teleconference; (iv) $750 for other committee meetings held via teleconference; and (v) $3,500 for any other on-site special committee or board meeting; provided, however, that in the event that the Company has scheduled board and committee meetings on site the same date or consecutive dates, the directors shall receive $5,000 irrespective of the number of meetings attended; and

(d) A one-time grant of 1,250 restricted shares, as adjusted for the Reverse Stock Split, of the Company’s common stock. The shares of restricted stock to be awarded will be issued pursuant to the terms and conditions of the Company’s 2008 Stock Incentive Plan. The shares of restricted stock will be issued without cost to the recipients, and will vest in installments so long as at the time of vesting the director has been continuously a director of the Company from the date of grant, as follows: fifty percent (50%) of the shares of restricted stock shall vest twelve (12) months after the grant date and the remaining fifty percent (50%) of the shares of restricted stock shall vest twenty-four (24) months after the grant date. In addition, one hundred percent (100%) of the unvested shares of restricted stock shall vest (i) in the event of the death of the director during the vesting term, or (ii) upon the occurrence of a Change in Control (as such term is defined in the Restricted Stock Award Agreements between the Company and each Director).

In April 2011, five officers were granted a total of 59,636 shares of restricted stock, as adjusted for the Reverse Stock Split, with similar conditions as those granted in June 2010 with a vesting period of (12) months after the grant date.

On October 19, 2011, the Company filed a Post-Effective Amendment to the Registration Statement on Form S-8, which constituted Post-Effective Amendment No. 1 to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 22, 2008. The Post-Effective Amendment was filed solely for the purpose of permitting the resale of control securities of the Company pursuant to the reoffer prospectus that forms a part of the Post-Effective Amendment by the selling stockholders, which includes the shares that were awarded to the Company’s officers and vested on June 25, 2011, pursuant to the Retention Program.

In April 2012, eleven officers were granted a total of 75,000 shares of restricted stock, as adjusted for the Reverse Stock Split, with similar conditions as those previously granted and vesting period of (12) months after the grant date.

On December 26, 2012, the Company and certain executive officers of the Company entered into an amendment to their respective employment agreements (the “Executive Officer Employment Agreements”) with the Company (the “Amendments”). The purpose of entering into the Amendments was to modify the Executive

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Officer Employment Agreements to ensure that, in the event that severance payments were triggered in the future, the timing of severance payments thereunder comply with Section 409A of the Internal Revenue Code of 1986, as amended, in order to avoid excise taxes payable by such officers. The Amendments did not increase the amounts to which any of the officers are entitled under the respective Executive Officer Employment Agreements but did adjust the timing of certain severance payments that may be made to such officers under the Executive Officer Employment Agreements.

In March 2013, eight officers were granted a total of 46,250 shares of restricted stock, as adjusted for the Reverse Stock Split, with similar conditions as those previously granted and vesting period of (12) months after the grant date.

During 2013 and 2012, the Company issued a total of 120,832 shares and 112,876 shares, respectively, of restricted common stock, as adjusted for the Reverse Stock Split, that had vested.

Stock-based compensation recognized, for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years ended December 31,
(In thousands)	2013	2012	2011
Stock-based compensation recognized, net	$2,424	$5,243	$3,713

Unrecognized at end of period:
Stock options	$—	$47	$94

Restricted stock	$164	$1,904	$4,507

Changes in stock options for the years ended December 31, 2013, 2012 and 2011 related to the 2008 options granted are as follows:

	2013		2012		2011
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Beginning of year	2,000	$274.00	3,000	$274.00	3,000	$274.00
Grants	—	—	—	—	—	—
Forfeitures	—	—	1,000	—	—	—

End of year	2,000	$274.00	2,000	$274.00	3,000	$274.00

Exercisable at period end	2,000		1,600		1,800

The intrinsic value of the options granted in 2008 is zero.

Expected volatility is based on the historical volatility of the Company’s common stock over a ten-year period. The Company uses empirical research data to estimate option exercise and employee termination rates within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is based on management’s expectation that the Company will not resume dividend payments on its Common Stock for the foreseeable future.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Doral Financial’s nonvested restricted share activity for the year ended December 31, 2013 is as follows:

	Shares	Weighted-average grant-date fair value
Nonvested restricted shares
Nonvested at December 31, 2012	127,500	$41.80
Granted	46,250	14.20
Vested	(127,500)	(41.80)

Non-vested at December 31, 2013	46,250	$14.20

During the year ended December 31, 2013, Doral granted 46,250 shares of restricted, as stock adjusted for the Reverse Stock Split, to the Company’s executive officers and directors.

During the year ended December 31, 2013, the Company issued to certain officers a total of 120,832 shares of restricted stock, as adjusted for the Reverse Stock Split, that were granted during 2010 and 2012 and had vested.

During 2013, 2012 and 2011, no stock options were exercised.

As of December 31, 2013, the total amount of unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan was approximately $0.2 million related to restricted stock granted. That cost is expected to be recognized over a period of one year for the stock options and the restricted stock. As of December 31, 2013, the total fair value of shares and restricted stock was $1.0 million.

36.	Loss Per Share Data

The following table presents the computation of loss per share for the periods presented:

	December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Net Loss:
Net loss	$(88,287)	$(3,299)	$(10,690)
Convertible preferred stock dividend	(9,661)	(9,661)	(9,660)

Net loss attributable to common shareholders	$(97,948)	$(12,960)	$(20,350)

Weighted-Average Number of Common Shares Outstanding(1)(3)	6,590,463	6,516,153	6,366,058

Net Loss per Common Share(2)(3)	$(14.86)	$(1.99)	$(3.20)

(1)	Represents the number of shares used to compute the basic and diluted loss per share, as the options and the convertible preferred stock options have an antidilutive effect.

(2)	Net losses per common share represent both the basic and diluted loss per common share.

(3)

Per share amounts, and weighted average number of shares outstanding for December 31, 2012 and 2011 periods were adjusted to reflect the Company’s 1-for-20 reserve stock split effective on June 28, 2013.

Common shares consist of common stock issuable under the assumed exercise of stock options and unvested shares of restricted stock using the treasury stock method. This method assumes that the potential common shares are issued and the proceeds from exercise in addition to the amount of compensation cost attributed to future services are used to purchase common stock at the exercise date. The difference between the number of potential shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Stock options and unvested shares of restricted stock that result in lower potential shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect in earnings per share. As of December 31, 2013, there were 2,000 stock options and 52,477 shares of restricted stock outstanding.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

On June 27, 2013, the Company filed a Certificate of Amendment to its Certificate of Incorporation, as amended (the “Amendment”), with the Secretary of State of the Commonwealth of Puerto Rico to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock. The Reverse Stock Split was approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on June 19, 2013 with a reverse stock split ratio of between 1-for-15 and 1-for-25 to be determined by the Company’s Board of Directors. The Board of Directors determined a ratio of 1-for-20 for the Reverse Stock Split ratio on June 24, 2013. The Amendment became effective at 4:00pm Eastern Time on June 28, 2013. Upon the effective date of the Reverse Stock Split, every twenty (20) shares of issued and outstanding common stock were automatically combined into one (1) issued and outstanding share of common stock without any change to the par value per share. As a result of the Reverse Stock Split, the number of issued and outstanding shares of the Company’s common stock was reduced from 130,601,272 shares to 6,530,064 shares, and the authorized shares of common stock were reduced from 300,000,000 to 15,000,000. As of December 31, 2013, the number of shares of the Company’s common stock outstanding was 6,648,396. The Reverse Stock Split had no effect on the Company’s authorized shares of preferred stock, which remains at 40 million authorized shares. However, the Reverse Stock Split did have an effect on the preferred stock conversion factor. Stock options and shares of restricted stock outstanding also reflect the Reverse Stock Split effect.

The number of shares of common stock into which the company’s 4.75% perpetual cumulative convertible preferred stock is convertible was proportionally reduced by the 1-for-20 reverse stock split. Proportional adjustments were also made to the Company’s stock incentive plans. The Company has retroactively restated all periods presented in these audited consolidated financial statements to conform to the current period’s presentation.

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

For the years ended December 31, 2013 and 2012, there were 813,526 shares of the Company’s 4.75% perpetual cumulative convertible preferred stock that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Prior to the Reverse Stock Split, each share of the Company’s 4.75% Perpetual Cumulative Convertible Preferred Stock was convertible into 0.31428 shares of Common Stock. Pursuant to the Reverse Stock Split, the Conversion Rate of the 4.75% preferred stock was proportionately reduced to 0.015714. The option of the purchasers to convert the convertible preferred stock into shares of the Company’s common stock is exercisable only: (a) if during any fiscal quarter after September 30, 2003, the closing sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading date of the preceding fiscal quarter exceeds 120% of the conversion price of the convertible preferred stock (currently 120% of $15,909.40, or $19,091.28); (b) upon the occurrence of certain corporate transactions, or (c) upon the delisting of the Company’s common stock. On or after September 30, 2008, the Company may, at its option, cause the convertible preferred stock to be converted into the number of shares of common stock that are issuable at the conversion price. The Company may only exercise its conversion right if the closing sale price of the Company’s common stock exceeds 130% of the conversion price of the convertible preferred stock (currently 130% of $15,909.40, or $20,682.22) in effect for 20 trading days within any period of 30 consecutive trading days ending on a trading day not more than two trading days prior to the date the Company gives notice of conversion.

37.	Variable Interest Entities

A VIE is an entity that by design possesses the following characteristics: (a) the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; (b) as a

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

group, the holders of equity investment at risk do not possess: (i) the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance; or (ii) the obligation to absorb expected losses or the right to receive the expected residual returns of the entity; or (c) symmetry between voting rights and economic interests where substantially all of the entity’s activities either involve or are conducted on behalf of an investor with disproportionately fewer voting rights (e.g., structures with non-substantive voting rights).

Based on current accounting guidance, the Company is required to consolidate any VIEs in which it is deemed to be the primary beneficiary through having: (i) power over the significant activities of the entity and; (ii) having an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

The Company has identified four potential sources of variable interests: (i) the servicing portfolio; (ii) the investment portfolio; (iii) the lending portfolio; and (iv) special purpose entities with which the Company is involved. The Company performed an analysis and assessed the activities in each area for the existence of VIEs to determine the possible need to consolidate. In all instances where the Company identified a variable interest in a VIE, a primary beneficiary analysis was performed.

Non-consolidated VIEs

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

Investment Securities:    The Company analyzed its investment portfolio and determined that it had several residual interests in Non-Agency CMOs that required full analysis to determine the primary beneficiary. For trading assets and insignificant residual interests as well as investments in non-profit vehicles, the Company determined that it was not the primary beneficiary since it does not have power over the significant activities of the entity. For two residual interests in non-agency CMOs where the Company is also the servicer of the underlying assets, it was determined that due to: (i) the unilateral ability of the issuers to remove the Company from its role as servicer, or role as servicer for loans more than 90 days past due; (ii) the issuer’s right to object to commencement of foreclosure proceedings and; (iii) the requirement for issuer authorization of the sales price of all foreclosed property, the Company did not have power over the significant activities of the entity and therefore consolidation was not appropriate. During the second quarter of 2012, the Company sold the securities related to the two private investors; therefore, the Company determined that it no longer had a variable interest in the related servicing assets.

Loans:    Through its construction loans portfolio, the Company provides financing to legal entities created with the limited purpose of developing and selling residential or commercial properties. Often these entities do not have sufficient equity investment at risk to finance their activities, and the Company may potentially have a variable interest in the entities since it may absorb losses related to the loans granted. In situations where the loan defaults or is re-structured by the Company, the loan could result in the Company’s potential absorption of losses of the entity. However, the Company is not involved in the design, operations, or management of these entities and it has, therefore, been concluded that the Company does not have power over the activities that most significantly impact the economic performance of the VIEs. As such, the Company is not the primary beneficiary in any of these entities. The Company will continue to assess this portfolio on an ongoing basis to determine if there are any changes in its involvement with these VIEs that could potentially lead to consolidation treatment.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

On July 28, 2012, Doral and the third-party amended the existing credit agreement that, for accounting purposes, extinguished the existing loan receivables and extended new loans bearing interest at three-month LIBOR plus 300 basis points. In the event that the three-month LIBOR rate falls below 1.0%, the rate on the note receivable and the line of credit will be 1.0% plus 300 basis points. All amounts owed to the Company by the third party remained unchanged. As of December 31, 2013, the carrying amount of the note receivable was $90.1 million and the carrying amount of the line of credit was $8.4 million and both are reported in loans receivable in the consolidated statements of financial condition. There are no terms or conditions in the amended loan agreement that would change Doral’s considerations or conclusions related to the accounting for the original transfer of the assets.

The assets of the acquirer are comprised of the transferred asset portfolio in addition to $10.2 million of in-kind capital contributions provided by a single third party. The sole equity holder has unconditionally committed to contribute an additional $7.0 million of capital through July of 2016.

The aforementioned transfer of the portfolio, consisting of construction loans and real estate assets, was accounted for as a sale, with the obtained note receivable recognized at its initial fair value. The initial fair value measurement of the note receivable was determined using discount rate adjustment techniques with significant unobservable (Level 3) inputs. Management based its fair value estimate on cash flows forecasted considering the initial and future loan advances, when the various construction project units would be complete, current absorption rates of new housing in Puerto Rico, and a market interest rate that reflects the estimated credit risk of the acquirer and the nature of the loan collateral. Doral considered the loans to be construction loans for the purposes of determining a market rate.

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s non-consolidated VIEs and presents the maximum exposure to loss that would be incurred under severe, hypothetical circumstances, for which the possibility of occurrence is remote, for the periods indicated.

	December 31,
(In thousands)	2013	2012
Carrying amount
Loans receivable:
Commercial & industrial	98,516	111,884
Construction and land(2)(3)	626,784	285,428
Maximum exposure to loss(1)
Loans receivable:
Commercial & industrial	98,516	111,884
Construction and land(2)(3)	626,784	285,428

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

(2)	Does not include construction spot loans and construction development loans to non-developers.

(3)	Net of ALLL of $12.1 million and $6.7 million as of December 31, 2013 and 2012, respectively.

Consolidated VIEs

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

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Doral CLO I, Doral CLO II and Doral CLO III (together referred to as “Doral CLOs”) are VIEs because none of the companies has sufficient equity investment at risk and the subordinated notes provide additional financial support to the structure. Management has determined that the Company is the primary beneficiary of the Doral CLOs because it has a variable interest in each of the Doral CLOs through both its collateral manager fee and its obligation to absorb potentially significant losses and the right to receive potentially significant benefits of the CLO through the subordinated securities held. The most significant activities of Doral CLOs are those associated with managing the collateral obligations on a day-to-day basis and, as collateral manager, the Company controls the significant activities of the VIE.

The classifications of assets and liabilities on the Company’s consolidated statement of financial condition associated with the consolidated VIE’s are as follows:

	As of December 31,
(In thousands)	2013	2012
Carrying amount
Cash and money market deposits	$51,490	$85,179
Loans held for sale, at lower of cost or market	13,452	—
Loans receivable	1,097,676	1,067,640
Allowance for loan and lease losses	(5,560)	(5,526)
Other assets	16,121	17,311

Total assets	1,173,179	1,164,604
Notes payable (third party liability)	825,496	824,791
Other liabilities	2,376	3,327

Total liabilities	827,872	828,118

Net assets	$345,307	$336,486

38.	Segment Information

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

Effective January 1, 2013, the Company redefined its operating segments concurrent with a restructuring plan for its business, as follows: the Puerto Rico segment was renamed Puerto Rico Growth and the Liquidating Operations segment was renamed Recovery. In addition to changing the segment’s name, there are certain differences in how the segment will manage the assets post-restructure, reflecting changes in the Company’s strategy.

Prior to the restructuring, the Liquidating Operations segment did not have residential loans and that segment’s sole strategy was to liquidate its assets. Post-redefinition, the renamed Recovery segment (formerly Liquidating Operations segment) now holds certain residential loans, and the strategy now involves maximizing

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

the benefit to the Company either by: (a) modifying its loans; or (b) liquidating its assets. Under the applicable accounting guidance, when a company changes the organization structure, it should generally prepare its segment information based on the new segments and provide comparative information for related periods. However, in certain instances, when changes in the structure of a company’s internal organization cause changes to the composition of its reportable segments, it may not be practicable for management to retrospectively revise prior periods. With respect to the January 1, 2013 restructuring, management performed a feasibility analysis which concluded that it was impracticable to retrospectively revise the composition of the Company’s reportable segments.

The Company currently operates in the following reportable segments:

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

•

Puerto Rico Growth — This segment is the Company’s principal market and includes all mortgage and retail banking activities in Puerto Rico including loans, deposits and insurance activities. This segment operates a network of 22 branches in Puerto Rico offering a variety of consumer loan products as well as deposit products and other retail banking services. This segment’s primary lending activities have traditionally focused on the origination of residential mortgage loans in Puerto Rico.

•

Recovery — This segment includes selected Puerto Rico domiciled performing and non-performing residential mortgage, consumer, commercial real estate, commercial & industrial and construction and land portfolios, as well as repossessed assets (such as real estate held for sale). The Recovery segment’s purpose is to maximize the Company’s returns on these assets by restructuring and, in some cases, liquidating the assets. Periodically, the Company will evaluate non-performing loans and other assets to determine if any should be transferred to the Recovery segment. Prior to January 1, 2013, the Recovery segment (previously Liquidating Operations), was comprised primarily of construction and land portfolios (loans and repossessed assets) that the Company managed as part of its workout function. As part of its redefinition of reportable segments, during the three months ended March 31, 2013, the Company transferred approximately $1.6 billion in loans and $110.6 million in repossessed assets from the Puerto Rico Growth segment to the Recovery segment. Doral is reflecting the reclassified loans and related income and expenses in the appropriate segment beginning with the March 31, 2013 Form 10-Q.

•

Treasury — The Company’s treasury segment handles its investment portfolio, interest rate risk management and liquidity position. It also serves as a source of funding for the Company’s other lines of business.

•	Corporate — includes expenses and assets assigned to the Company’s areas that provide support to the business segments described above.

The accounting policies followed by the segments are the same as those described in the Summary of Significant Accounting Policies and detailed in the Company’s notes to the consolidated financial statements.

The following table presents financial information for the four reportable segments for the year ended December 31, 2013 with the new reportable segment structure. Management determined that it was impracticable to change the composition of reportable segments for earlier periods to match the new reportable segment structure; therefore, the Company has presented information using the previous reportable segment structure for the years ended December 31, 2013, 2012 and 2011.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table presents financial information from the reportable segments for the year ended December 31, 2013 with the redefined reportable segment structure:

	Year Ended December 31, 2013
(In thousands)	United States	Puerto Rico Growth	Treasury	Recovery	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$106,298	$94,301	$(10,074)	$35,734	$—	$—	$226,259
Intersegment net interest (loss) income	(2,779)	(2,642)	8,785	(2,915)	(449)	—	—
Total net interest income (loss)	103,519	91,659	(1,289)	32,819	(449)	—	226,259
Provision for loan and lease losses	2,973	11,768	—	58,889	—	—	73,630
Non-interest income (loss)	6,984	78,395	(13,966)	8	—	—	71,421
Depreciation and amortization	2,124	8,908	—	19	538	—	11,589
Non-interest expense	50,024	121,590	4,802	80,509	43,260	—	300,185
Net income (loss) before income taxes	55,382	27,788	(20,057)	(106,590)	(44,247)	—	(87,724)
Identifiable assets	2,790,759	2,478,260	966,035	1,813,724	444,676	—	8,493,454

The following tables present financial information from the reportable segments for the years ended December 31, 2013, 2012 and 2011 with the previous reportable segment structure:

	Year Ended December 31, 2013
(In thousands)	United States	Puerto Rico	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$107,284	$191,443	$(74,362)	$1,894	$—	$—	$226,259
Intersegment net interest (loss) income	(3,765)	(61,469)	74,032	(8,798)	—	—	—
Total net interest income (loss)	103,519	129,974	(330)	(6,904)	—	—	226,259
Provision for loan and lease losses	2,973	60,922	—	9,735	—	—	73,630
Non-interest income (loss)	6,984	78,395	(13,966)	8	—	—	71,421
Depreciation and amortization	2,124	8,908	—	19	538	—	11,589
Non-interest expense	50,024	189,438	4,803	12,660	43,260	—	300,185
Net income (loss) before income taxes	55,382	(50,899)	(19,099)	(29,310)	(43,798)	—	(87,724)
Identifiable assets	2,790,759	4,551,272	906,023	241,724	3,676	—	8,493,454

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2012
(In thousands)	United States	Puerto Rico	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$89,596	$217,454	$(95,250)	$8,725	$—	$—	$220,525
Intersegment net interest (loss) income	(5,221)	(27,680)	38,759	(5,858)	—	—	—
Total net interest income (loss)	84,375	189,774	(56,491)	2,867	—	—	220,525
Provision for loan and lease losses	5,366	144,821	—	25,911	—	—	176,098
Non-interest income (loss)	5,537	77,136	1,367	215	(2)	—	84,253
Depreciation and amortization	1,629	11,724	1	3	29	—	13,386
Non-interest expense	35,668	178,081	15,594	29,913	20,818	—	280,074
Net income (loss) before income taxes	47,249	(67,716)	(70,719)	(52,745)	(20,849)	—	(164,780)
Identifiable assets	2,357,941	5,943,793	3,239,632	420,288	318	(3,482,870)	8,479,102

	Year Ended December 31, 2011
(In thousands)	United States	Puerto Rico	Treasury	Liquidating Operations	Corporate	Intersegment	Total
Net interest income (loss) from external customers	$57,375	$172,001	$(58,031)	$17,550	$—	$—	$188,895
Intersegment net interest (loss) income	(6,008)	(48,224)	62,289	(8,057)	—	—	—
Total net interest income	51,367	123,777	4,258	9,493	—	—	188,895
Provision for loan and lease losses	2,291	35,764	—	29,470	—	—	67,525
Non-interest income (loss)	4,424	86,291	27,405	(3)	—	—	118,117
Depreciation and amortization	1,003	12,184	—	4	37	—	13,228
Non-interest expense	25,211	154,128	15,813	26,013	14,077	—	235,242
Net income (loss) before income taxes	27,286	7,992	15,850	(45,997)	(14,114)	—	(8,983)
Identifiable assets	1,610,111	6,206,456	3,288,543	610,499	—	(3,733,826)	7,981,783

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

39.	Quarterly Results of Operations (Unaudited)

Condensed financial information for each of the quarters in 2013 and 2012 are presented below.

Revision of Previously Issued Financial Statements for Errors Affecting Certain Items Presented in the Statements of Operations and Statements of Cash Flows

During the preparation of its 2013 consolidated financial statements, the Company noticed that the methodology used to calculate the allowance for loan losses included an inaccurate formula, which resulted in the Company recording a lower provision for loan losses during the third quarter of 2013. In addition, it was identified that certain charge-offs had not been recognized as of the end of that quarter as well. The Company has evaluated the impact of these errors and has concluded that, individually and in the aggregate, these errors were not material to any previously issued financial statements. However, the Company has elected to revise these errors in the September 30, 2013 consolidated financial statements included in the Quarterly Report on Form 10-Q that will be filed with SEC for the period ending September 30, 2014. Additionally, the Company has reflected the revision for these errors in the quarterly financial information tables presented below. The revision resulted in a reclassification of a portion of the Company’s previously reported provision for loan losses between the quarters ended September 30, 2013 and December 31, 2013. For the quarter ended September 30, 2013, this revision increased the previously reported amounts of net loss before income taxes, and decreased loans, net, total assets and stockholders’ equity by $7.2 million. Additionally, for the consolidated statement of cash flows prepared for the nine months ended September 30, 2013, this revision increased net loss, increased the provision for loan losses, increased the total adjustments, and had no effect in net cash provided by operating activities. For the year ended December 31, 2013, this revision had no effect on net loss, stockholders’ equity, total assets or in the net cash provided by operating activities in the consolidated statements of cash flows.

(In thousands, except per share data)	Originally Reported	Adjustments	Revised
Quarter ended September 30, 2013
Condensed Consolidated Statement of Operations
Interest income	$91,634	$—	$91,634
Interest expense	34,005	—	34,005
Net interest income	57,629	—	57,629
Provision for loan and lease losses	16,395	7,206	23,601
Non-interest income	18,649	—	18,649
Non-interest expense	68,387	—	68,387
Loss before income taxes	(8,504)	(7,206)	(15,710)
Net loss	(7,489)	(7,206)	(14,695)
Net loss attributable to common shareholders	(9,904)	(7,206)	(17,110)
Loss per common share	(1.49)	(1.08)	(2.57)

Nine months ended September 30, 2013
Consolidated Statement of Cash Flows
Net loss	$(30,216)	$(7,206)	$(37,422)
Provision for loan and lease losses	40,654	7,206	47,860
Total adjustments	195,688	7,206	202,894
Net cash provided by operating activities	165,472	—	165,472

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

(In thousands, except per share data)	1st	2nd	3rd	4th
2013
Interest income	$94,744	$84,432	$91,634	$89,815
Interest expense	34,004	33,901	34,005	32,456
Net interest income	60,740	50,531	57,629	57,359
Provision for loan and lease losses	18,723	5,536	23,601	25,770
Non-interest income	24,458	16,751	18,649	11,563
Non-interest expense	74,920	73,870	68,387	94,597
Loss before income taxes	(8,445)	(12,124)	(15,710)	(51,445)
Net loss	(12,377)	(10,350)	(14,695)	(50,865)
Net loss attributable to common shareholders	(14,792)	(12,765)	(17,110)	(53,281)
Loss per common share(1)(2)	(2.27)	(1.95)	(2.57)	(8.07)
2012
Interest income	$91,487	92,289	92,360	92,341
Interest expense	38,748	37,518	36,122	35,564
Net interest income	52,739	54,771	56,238	56,777
Provision for loan and lease losses	115,181	5,209	34,413	21,295
Non-interest income	15,715	20,131	19,632	28,775
Non-interest expense	63,293	70,520	73,454	86,193
Loss before income taxes	(110,020)	(827)	(31,997)	(21,936)
Net income (loss)	2,604	(1,612)	(32,546)	28,255
Net income (loss) attributable to common shareholders	189	(4,027)	(34,961)	25,839
Earnings (losses) per common share(1)(2)	0.03	(0.61)	(5.41)	4.00

(1)	Represents the basic and diluted earnings (losses) per common share.

(2)	Adjusted to reflect the 1-for-20 reverse stock split, which was effective June 28, 2013. See note 36.

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

40.	Doral Financial Corporation (Holding Company Only) Financial Information

The following condensed financial information presents the financial position of the holding company on a stand-alone basis as of December 31, 2013 and 2012, and the results of its operations and cash flows for each of the three years ended December 31, 2013, 2012 and 2011.

Doral Financial Corporation (Parent Company Only) Statement of Financial Condition	As of December 31,
(In thousands)	2013	2012
Assets:
Cash and due from banks	$24,840	$38,885
Restricted cash	4,291	4,117
Investment securities:
Trading securities, at fair value	9,538	41,669
Securities available for sale, at fair value	44,976	44,981

Total investment securities	54,514	86,650

Loans held for sale, at lower of cost or market	80,578	93,722
Loans receivable, net	193,559	281,423
Premises and equipment, net	2,016	2,142
Real estate held for sale, net	6,384	23,663
Deferred tax asset	42,986	38,051
Prepaid income tax	294	103,784
Other assets	5,551	6,818
Investments in subsidiaries, at equity	812,280	661,115

Total assets	$1,227,293	$1,340,370

Liabilities and Stockholders’ Equity
Loans payable	$250,377	$266,467
Notes payable	168,724	175,801
Accounts payable and other liabilities	72,870	62,429
Stockholders’ equity	735,322	835,673

Total liabilities and stockholders’ equity	$1,227,293	$1,340,370

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Doral Financial Corporation (Parent Company Only) Statement of Operations	For the years ended December 31,
(In thousands)	2013	2012	2011
Income:
Dividends from subsidiaries	$7,750	$6,803	$7,250
Management fees and reimbursement of allocation of expenses	11,691	15,391	7,824
Interest income	22,829	27,931	29,171
Net credit related OTTI losses	—	(4,881)	(4,290)
Net gain on trading activities	(11,609)	4,019	7,476
Other income	(70)	145	307

Total income	30,591	49,408	47,738
Expenses:
Interest expense	18,354	20,462	22,519
Administrative and general expenses	5,084	17,104	22,584
Provision for loans and leases losses	7,311	25,990	10,145

Total expenses	30,749	63,556	55,248

Loss before income taxes	(158)	(14,148)	(7,510)
Income tax benefit	(4,313)	(102,565)	(8,896)
Equity in undistributed losses of subsidiaries	(92,442)	(91,716)	(12,076)

Net loss	$(88,287)	$(3,299)	$(10,690)

Comprehensive income (loss)	$(2,831)	$1,996	$(1,240)

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

Doral Financial Corporation (Parent Company Only) Statement of Cash Flows	Year ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net loss	$(88,287)	$(3,299)	$(10,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in losses of subsidiaries	84,692	84,913	4,825
Depreciation and amortization	110	130	160
Provision for loan and lease losses	7,311	25,990	10,145
Provision for real estate held for sale losses	153	2,710	1,079
Stock-based compensation recognized	2,424	5,243	3,713
Deferred tax benefit	(5,041)	(102,565)	(8,896)
(Gain) loss on sale of real estate held for sale	(92)	741	(635)
Net (accretion of discounts) amortization of premium on loans, investments	(1,197)	(821)	(759)
Principal repayment and sales of loans held for sale	28,926	42,075	42,518
Net OTTI losses	—	4,881	4,290
Principal repayments and sales of securities held for trading	15,078	—	—
Amortization and net loss in the fair value of IOs	17,053	2,208	373
Dividends received from subsidiaries	7,750	6,803	7,250
(Increase) decrease in restricted cash	(174)	(3,088)	44,897
(Increase) decrease in prepaid expenses and other assets	(2,309)	1,110	8,950
Increase (decrease) in accounts payable and other liabilities	780	(1,349)	(529)

Total adjustments	155,464	68,981	117,381

Net cash provided by operating activities	67,177	65,682	106,691

Cash flows from investing activities:
Purchase of securities available for sale	(89,958)	(44,966)	(96,628)
Principal repayments and sales of securities available for sale	90,000	53,807	45,026
Net increase of loans receivables	(30,182)	(29,998)	(35,350)
Additions to premises and equipment	—	—	(16)
Proceeds from sale of premises and equipment	—	—	450
Proceeds from sales of real estate held for sale	420	5,953	15,613
Contribution of investment	(28,000)	—	—

Net cash used in investing activities	(57,720)	(15,204)	(70,905)

Cash flows from financing activities:
Repayment of secured borrowings	(16,090)	(19,438)	(18,130)
Repayment of notes payable	(7,412)	(36,860)	(6,350)

Net cash used in financing activities	(23,502)	(56,298)	(24,480)

Net (decrease) increase in cash and cash equivalents	(14,045)	(5,820)	11,306
Cash and cash equivalents at beginning of year	38,885	44,705	33,399

Cash and cash equivalents at the end of year	$24,840	$38,885	$44,705

During 2013 and 2012, the holding company contributed capital amounting to $131.4 million and $95.0 million, respectively to Doral Bank. The 2013 capital contribution was in the form of cash, prepaid taxes and other assets. The 2012 capital contribution was a non-cash transaction in the form of a prepaid tax asset. These capital contributions were approved by the Board of Directors of Doral Financial. During 2011 the parent

Doral Financial Corporation

Notes to Consolidated Financial Statements — (Continued)

company did not contribute additional capital to Doral Bank. Additionally, during 2013, the Company made capital contributions totaling $112.8 million and $2.0 million to Doral Recovery I and Doral Properties, respectively. The Doral Recovery I capital contribution was in the form of defaulted loans receivable, real estate held for sale and other assets, while the Doral Properties capital contribution was in the form of cash.

During 2013, 2012 and 2011, the holding company received dividends amounting to $7.8 million, $6.8 million and $7.3 million, respectively from Doral Insurance.

As a state non-member bank, Doral Bank’s ability to pay dividends is limited by the Puerto Rico Banking Law which requires that a reserve fund be maintained in an amount equal to at least 20% of the outstanding capital of the institution. The payment of dividends by Doral Bank may also be affected by other regulatory requirements and policies, such as the maintenance of certain minimum capital levels, as described in note 30.

The table below presents Doral Financial’s long-term debt, on the basis of remaining maturity, as of December 31, 2013.

(In thousands)	Total	2014	2015	2016	2017	2018 and thereafter
Notes payable	$168,725	$—	$—	$99,426	$39,704	$29,595
Loans payable	250,378	24,216	22,746	195,012	927	7,477

	$419,103	$24,216	$22,746	$294,438	$40,631	$37,072

As of December 31, 2013 and 2012, the holding company’s notes payable totaled $168.7 million and $175.8 million, respectively and are composed of: (i) a $100.0 million note, with outstanding balance of $99.4 million, net of discount, bearing interest at 7.65% and due on March 26, 2016; (ii) a $40.0 million note, with outstanding balance of $39.7 million, net of discount, bearing interest at 7.10% and due on April 26, 2017; (iii) a $30.0 million note, with outstanding balance of $29.6 million, net of discount, bearing interest at 7.15% and due on April 26, 2022 and; (iv) a note payable with a Puerto Rico financial institution, collateralized by IOs, with outstanding principal balance of $7.4 million as of December 31, 2012, at a fixed rate of 7.75%, maturing in December 2013. All of these notes payable pay interest on a monthly basis. See note 23 for additional information regarding notes payable.

As of December 31, 2013 and 2012, the holding company’s loans payable totaled $250.4 million and $266.5 million, respectively and are composed of borrowings with certain financial institutions as follows: (i) secured borrowings with an outstanding principal balance of $238.8 million, at variable interest rates tied to 3-month LIBOR, averaging 1.72% and 1.80% as of December 31, 2013 and 2012, respectively, collateralized by residential mortgage loans and; (ii) a secured borrowing with an outstanding principal balance of $11.6 million, at fixed rates, averaging 7.32% and 7.28% at December 31, 2013 and 2012, respectively, collateralized by residential mortgage loans. See note 22 for additional information regarding loans payable.

The holding company is the guarantor for the repayment of principal and interest on bonds payable entered into by Doral Properties, a wholly-owned subsidiary, totaling $38.9 million and $43.3 million as of December 31, 2013 and 2012, respectively. See note 23 for additional information regarding the bonds payable interest rates, maturity dates and interest payments.

For information regarding the holding company’s material contingencies, refer to note 29.

41.	Subsequent Events

Doral Bank and Banco Popular de Puerto Rico (“Banco Popular”) entered into an Agreement for Purchase and Sale of Mortgage Servicing Rights dated February 11, 2014 pursuant to which Doral Bank agreed to sell to Banco Popular the servicing rights to certain residential and commercial mortgage loans owned by Banco Popular that were being serviced by Doral Bank. As of the sale date of February 11, 2014, the servicing rights sold by Doral Bank to Banco Popular related to approximately $426.8 million aggregate outstanding principal balance of residential and commercial mortgage loans (including certain other real estate owned) owned by Banco Popular.