Form 10-K/A
period 2013-12-31
DORAL FINANCIAL CORP
filed 2014-04-30
CIK 840889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

(Mark One)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,648,396 shares as of April 30, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K of Doral Financial Corporation (“Doral Financial”, “the “Company”, “we”, “our” or “us”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2014 (the “Form 10-K”), is being filed to replace Part III, Item 10 through Item 14, previously intended to be incorporated by reference to the Company’s definitive proxy statement filed pursuant to Regulation 14A in connection with the Company’s 2014 Annual Meeting of Stockholders. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Other than with respect to the foregoing, this Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K. This Form 10-K/A only amends the Items amended hereby and does not amend or update any of the other information in the Form 10-K.

DORAL FINANCIAL CORPORATION

FORM 10-K/A—ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Concerning Directors

The following sets forth as of April 30, 2014, certain information with respect to our directors.

Name and Age	Principal Occupation, Business Experience, Qualifications and Other Information	Director Since
Dennis G. Buchert Age 67

Chairman of the Board of Directors of Doral Financial Corporation from January 2007 to July 2007 and from May 2013 to the present. President of Whitehall Associates, a private consulting company, since 2005. Chief Executive Officer of Crédit Agricole Indosuez (US), a corporate and investment bank, from 2003 to 2004; President and Chief Executive Officer of IBJ Whitehall Bank & Trust Company, N.Y., a wholesale bank, from 1997 until its acquisition by Mizuho Corporate Bank in 2002; Executive Vice President of IBJ Schroder Bank & Trust Company, N.Y., a predecessor company to IBJ Whitehall Bank & Trust Company, N.Y., from 1994 to 1997.

Our Board of Directors believes that Mr. Buchert’s management experience with other financial institutions, including his positions as President and CEO of other financial institutions, provides our Board of Directors and the Company access to an individual with substantial experience in, among other things, corporate governance, retail and institutional banking, audit and finance and management of financial institutions, which have allowed him to make valuable contributions as a director of the Company.

October 2006

James E. Gilleran Age 80

President and Chief Executive Officer of the Federal Home Loan Bank of Seattle from May 2005 to April 2007. Director of the Office of Thrift Supervision from December 2001 to April 2005. Chairman and CEO of the Bank of San Francisco from October 1994 until December 2000. Superintendent of Banks for the State of California from 1989 to 1994. Member of the Bar in California and Washington, DC. Certified Public Accountant in North Carolina.

Our Board of Directors believes that Mr. Gilleran’s management experience with other financial institutions and with federal and state banking regulatory agencies, including his leadership positions in such organizations, provides our Board of Directors and the Company access to an individual with substantial experience in, among other things, regulatory matters, risk management, retail and institutional banking, and corporate governance, which have allowed him to make valuable contributions as a director of the Company.

December 2007

Douglas L. Jacobs Age 66

Self-employed investor since 2003. Executive Vice President and Treasurer for FleetBoston Financial Group, a Boston-based bank, from 1995 to 2003. His career began at Citibank in 1972, where he ultimately assumed the position of Division Executive for the Investment Banking Group’s Mortgage-Backed Securities Group. Mr. Jacobs’ other directorships include Fortress Investment Group LLC, a publicly traded investment management firm, from 2007 to the present, Clear Channel Outdoor Holdings, a publicly traded outdoor advertising company, from 2010 to the present, Springleaf Holdings, Inc., a publicly traded consumer finance company, from 2010 to the present, and New Residential Investment, a residential mortgage REIT, from 2013 to present. Previous directorships include ACA Capital Holdings, Inc., formerly a publicly traded company, from 2004 to 2008, and Global Signal, Inc. formerly a publicly traded company, from 2004 to 2007.

Our Board of Directors believes that Mr. Jacobs’ management and directorship experience with other financial institutions and public companies, including his position as Treasurer of FleetBoston Financial Group, provide our Board of Directors and the Company access to an individual with substantial experience in corporate governance, investment and financial reporting matters, accounting matters, risk management, and mortgage banking, which have allowed him to make valuable contributions as a director of the Company.

February 2009

David E. King Age 55

Founder and Senior Managing Director of Culpeper Capital Partners LLC (“Culpeper”), a private firm focused exclusively on investments in the financial services industry. Mr. King founded Culpeper in 2011. Previously, Mr. King served as a Senior Managing Director of the private equity firm Bear Stearns Merchant Banking and its successor, Irving Place Capital, from 2001 through 2010. Mr. King is a member of the Board of Directors of several private companies, including 24 Hour Fitness, a health care company; Caribbean Financial Group and LoanMart, consumer lending companies; Security National Automotive Acceptance Company, LLC (SNAAC), a specialty finance, indirect auto lending company; Ashley Park Holdings, a mortgage origination and servicing company; Ironshore, Inc., a property and casualty insurance company; and Manifold Capital, a financial services company. Mr. King received his B.A. from Rice University, his M.S. from Stony Brook University and his M.B.A. from Stanford University.

Our Board of Directors believes that Mr. King’s experience in merchant banking and investments in financial and other institutions provides our Board of Directors and the Company access to an individual with substantial experience in, among other things, mergers and acquisitions matters, investment matters, and management of portfolio companies, which have allowed him to make valuable contributions as a director of the Company.

July 2007

Gerard L. Smith Age 67

Private consultant since 2006. Mr. Smith served as Managing Director in charge of Bank Mergers and Acquisitions at Credit Suisse from 1998 to 2006. He also served as head of the UBS Bank Group from 1995 to 1998. Mr. Smith was one of the three founding members of the Financial Institutions Group at Salomon Brothers, an investment bank, from 1976 to 1985.

Our Board of Directors believes that Mr. Smith’s management experience with other financial institutions, including his leadership positions, provides our Board of Directors and the Company access to an individual with a significant experience in, among other things, governance, risk management, and bank merger and acquisition issues, which have allowed him to make valuable contributions as a director of the Company.

June 2008

Glen R. Wakeman Age 54

President, Chief Executive Officer and member of the Board of Directors of Doral Financial since August 15, 2006; President of Doral Bank since October 2008; President and Chief Operating Officer of Doral Financial from May 2006 to August 2006; Chief Executive Officer of General Electric Consumer Finance Latin America from 1999 to 2006.

Our Board of Directors believes that Mr. Wakeman’s substantial management and leadership experience with financial institutions and within public companies, including almost seven years of experience as our President and CEO, provides our Board of Directors and the Company access to an individual with a significant experience in, among other things, governance, risk management, retail and institutional banking and credit related matters and with experience and knowledge in the day-to day operations of the Company.

August 2006

Messrs. Gilleran, Buchert, Jacobs and Wakeman also currently serve on the Board of Directors of Doral Bank, the Company’s banking subsidiary (“Doral Bank”), with bank branches in Puerto Rico, New York and Florida.

Information Concerning Executive Officers

The following table sets forth the name, age and principal position of each of our current executive officers. There are no arrangements or understandings with us pursuant to which any of these executive officers was selected as an officer, except for their respective employment agreements with us. None of the executive officers shown below is related to any other director or executive officer of Doral Financial by blood, marriage or adoption.

Name	Age	Position
Glen R. Wakeman	54	President, Chief Executive Officer and Director of Doral Financial Corporation and Doral Bank
David Hooston	57	Executive Vice President- Chief Financial Officer
Andrew Bastone	63	Executive Vice President- Chief Credit Officer
Frank Horvat	50	Executive Vice President- Risk and Compliance Officer
Jesús Méndez	57	Executive Vice President- P.R. Operations
Christopher Poulton	42	Executive Vice President- U.S. Operations
Ilia Rodríguez	44	Executive Vice President- Corporate Human Resources
Enrique R. Ubarri	42	Executive Vice President- General Counsel and Secretary of the Board of Directors
Luis Alejandro-Narváez	53	Senior Vice President- Chief Internal Auditor
Penko Ivanov	44	Senior Vice President- Corporate Treasurer

See table under “Information Concerning Directors” for the business experience of Glen R. Wakeman.

David Hooston was appointed Executive Vice President and Chief Financial Officer in October 2013. Prior to becoming an employee of the Company, Mr. Hooston served as Managing Partner of Granite Bay Partners, LLC during 2013 and from 2007 to 2009. Granite Bay Partners is a financial institution consulting and private equity firm that invests in banking institutions and financial services businesses in the Western United States. From 2009 to 2012, Mr. Hooston served as Chief Financial Officer of HomeStreet, Inc. a diversified financial services company headquartered in Seattle, Washington. From 1995 to 2007, he served in various positions in Placer Sierra Bancshares (a California-based bank holding company), including Chief Financial Officer and President and Chief Operating Officer. Mr. Hooston obtained a BA in Business Economics from University of California-Santa Barbara and is a Certified Public Accountant.

Andrew Bastone was appointed Executive Vice President and Chief Credit Officer in March 2014. Mr. Bastone joined the Company in March 2013 in the capacity of Chief Risk & Administrative Officer, Doral Recovery, Inc. Prior to becoming an employee of the Company, Mr. Bastone served as General Manager of the National Bank of Egypt- New York Branch, which he initially joined in 2005. From 2001 to 2003, Mr. Bastone served as President & Chief Executive Officer of LBS Bank New York, a wholly owned subsidiary of Nova Ljubljanska banka, Ljubljana, Slovenia. Prior to 2001, Mr. Bastone held a variety of senior management positions at Nova Ljubljanska banka, BankBoston and Bank of New York. Mr. Bastone obtained a BS in Economics and a Master of Business Administration (MBA) in Finance from Saint John’s University.

Frank Horvat was appointed Executive Vice President, Chief Risk and Compliance Officer in April 2014. Mr. Horvat joined the Company in June 2012 in the capacity of Senior Vice President, Chief Compliance and Regulatory Affairs Officer. Prior to becoming an employee of the Company, Mr. Horvat served as a Managing Director of Guggenheim Partners (Guggenheim), which he joined in 2010, and also served as Executive Vice President—General Counsel for certain of Guggenheim’s merchant banking investments. From 2005 to 2010, Mr. Horvat served as Director, Co-Head of Compliance Americas and Head of Bank Regulatory for Dresdner Kleinwort, the investment banking division of Dresdner Bank (Commerzbank). From 2007 to 2009, Mr. Horvat simultaneously served as primary US Bank Regulatory Liaison for Allianz SE, former parent of Dresdner Bank. From 1995 – 2004 Mr. Horvat served in a various positions with the Nova Ljubljanska Banka d.d., Ljubljana, Slovenia (NLB) Group, including serving as International and Regulatory Counsel and Representative—North and South America for NLB, and Chief Operating Officer, Chief Risk Officer, Chief Compliance Officer, General Counsel and Secretary of LBS Bank – New York, a wholly-owned subsidiary of NLB. Prior to 1995, Mr. Horvat served as an associate attorney focusing on international business and regulatory matters at law firms located in New York, New York, Copenhagen, Denmark, and Vienna, Austria. Mr. Horvat obtained a BA in Political Science from John Carroll University, a Juris Doctor (JD) from The John Marshall Law School, and a Master of Laws (LLM) in Transnational Business Transactions from UOP, McGeorge School of Law.

Jesús Méndez was appointed Executive Vice President—Puerto Rico Operations in February 2013. Prior to joining the Company, from January 2011 to December 2012, Mr. Méndez served as Secretary of the Treasury for the Commonwealth of Puerto Rico; from January 2009 to January 2011, Mr. Méndez served as the Executive Director of the Public Buildings Authority for the Commonwealth of Puerto Rico and as Executive Vice President of the Government Development Bank of Puerto Rico. Before entering public service, from April 2005 to December 2008, Mr. Méndez was the President and Chief Executive Officer of Tresamici Group, the largest privately owned assisted living company in Puerto Rico. From 1996 to 2005, Mr. Méndez served in several positions at the Santander Group in Puerto Rico, including Chief Operating Officer and Managing Director of Santander Securities (August 1996 to December 2003), First Senior Vice President and Trust Officer at Banco Santander Puerto Rico (January 2004 to April 2005), and President and Chief Executive Officer at Santander Asset Management (January 2004 to April 2005). He received a BA in Business Administration from the University of Puerto Rico. Mr. Méndez is a Certified Public Accountant.

Christopher C. Poulton was appointed Executive Vice President—U.S. Operations in March 2009. He served as Executive Vice President and Chief Business Development Officer from June 1, 2007 to March 2009. Previously he was employed in various positions at GE Money (formerly known as GE Consumer Finance) from 1993 to May 2007 including Vice President—Business Development. Mr. Poulton holds a Bachelor of Business Administration (BBA) in Finance and Marketing from the Southern Methodist University and a Master of Business Administration (MBA) from the University of Chicago-Booth School of Business.

Dr. Ilia Rodríguez joined the Company in October 2006 as Senior Vice President—Talent and Development with extensive experience in the fields of Organizational Transformation, Development and Human Resources in the private and public sectors. She was appointed Senior Vice President—Human Resources on September 2008 and Executive Vice President in 2014. Prior to joining the Company, from January 2001 to October 2006 she served as HR Director for Merck, Sharp & Dohme where she was responsible for the engagement levels of the Puerto Rico and the Caribbean islands workforces. From April 1996 to December 2000 she worked for Banco Popular de Puerto Rico as Assistant Vice President where she led the Training & Development initiatives that aimed to transform to a Sales & Service culture of the different business units. From 1994 to March 1996, Dr. Rodríguez worked as a consultant for local and international firms where her areas of focus were to advance leadership and team effectiveness, achieve organizational transformation, and execute adequate change management processes in government agencies and private companies in the retail, pharmaceutical, manufacturing, finance, and service industries. Since 1993, Dr. Rodriguez has been an active volunteer to non-profit organizations as speaker, and mentor to develop adequate education and strong values to the youth. She currently mentors professional women on leadership development. She earned a Doctorate Degree in Philosophy and a Master’s Degree in Industrial/Organizational Psychology from the Caribbean Center for Advanced Studies, now known as Carlos Albizu University, and Bachelor’s Degree in Psychology, from the University of Puerto Rico.

Enrique R. Ubarri, Esq. was appointed Executive Vice President and General Counsel in October 2006. Previously he was employed as Vice President and General Counsel of Triple-S Management Corporation, an insurance holding company, from September 2005 to September 2006; and Senior Vice President, General Counsel and Director of Compliance of Santander BanCorp from October 2000 to September 2005. Mr. Ubarri received a Bachelor of Arts (BA) from Boston University with a concentration in Political Science; a Juris Doctor (JD) from the Interamerican University of Puerto Rico; a Master of Laws (LLM) from the Georgetown University Law Center with a concentration in Securities and Financial Regulation; a Master of Laws from the Boston University School of Law, Morin Center for Banking and Financial Law with a concentration in American Banking; and a Master of Business Administration (MBA) from the Wallace E. Carroll School of Management at Boston College with a concentration in Management of Financial Institutions.

Luis Alejandro-Narváez, was appointed as Senior Vice President & Chief Internal Auditor in February 2007. Prior to his employment with Doral Financial, he was employed with Oriental Financial Group for 17 years and his last position was Senior Vice President and General Auditor from 2004 to 2007. Mr. Alejandro-Narvaez also worked 5 years in the audit division of Ernst & Young. At present he has over twenty-five years of banking experience mostly in financial and internal auditing, retail and back-office operations, new product development, management of outsourced vendor services, and regulatory compliance. Mr. Alejandro-Narvaez graduated magna cum laude from the University of Puerto Rico with a Bachelor’s Degree in Business Administration, major in Accounting. He is also a Certified Public Accountant (CPA) and a Certified Information Systems Auditor (CISA).

Penko Ivanov was appointed Senior Vice President—Chief Financial Officer—U.S. Operations of Doral Bank in January 2011. He holds an MBA and Bachelor’s Degree in Accounting from the University of South Florida. Mr. Ivanov started his career with Ernst & Young in Germany in 1992, and later worked for PepsiCo in the United States from 1996 to 1999 in various finance/accounting roles. After leaving PepsiCo, he joined GE Capital in 1999 as a Senior Accountant, and from 1999 to 2007 held roles with GE Capital in their Financial Planning & Analysis Group and was also the Global Controller of their Equipment Finance Services Division. After leaving GE Capital in 2007, Mr. Ivanov was Senior Vice President and Controller of FirstLight Financial Corporation (a start-up commercial finance company) from May 2007 to October 2008, Senior Vice President of Finance of Tygris Commercial Finance Group (a start-up commercial finance company) from October 2008 to June 2010 and Manager of Financial Planning and Analysis of Bridgewater Associates (an investment advisor/hedge fund operator) from June 2010 to January 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. In addition, officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish to us copies of all Section 16(a) forms they file.

We are required to identify any director, executive officer or greater than 10% beneficial owner who failed to timely file any such report. To our knowledge, based solely on a review of the copies of such reports furnished to us and other information and written representations furnished to us by such individuals, such persons timely filed all required reports.

Corporate Governance Guidelines and Code of Ethics

We have adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics (the Code of Business Conduct and Ethics is applicable to, among others, our directors and officers, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer) that our Board of Directors believes are the appropriate corporate governance policies and practices for Doral Financial. Copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics may be found free of charge on our website at www.doralfinancial.com. Doral Financial also intends to disclose on its website any amendments to its Code of Business Conduct and Ethics, or waivers of the Code of Business Conduct and Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. A written copy of these documents may be obtained free of charge by requesting them from our Corporate Secretary, at Doral Financial, 1451 Franklin D. Roosevelt Avenue, San Juan, Puerto Rico 00920-2717.

The Corporate Governance and Nominating Committee; Nomination of Directors

Since we filed our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders with the SEC on April 26, 2013, there have been no material changes to the procedures by which our stockholders may recommend nominees to the Board of Directors.

The Audit Committee

Under the terms of its charter, the audit committee of our Board of Directors (the “Audit Committee”) represents and assists our Board of Directors with the oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm, the performance of our internal audit function, and the preparation of an Audit Committee report as required by the SEC to be included in our annual proxy statement and undertakes on an annual basis a self-evaluation. The Audit Committee has the authority to retain professional advisors and other consultants when necessary or appropriate. The Audit Committee meets at least four times each year, including periodic meetings held separately with management, the internal auditor, and the independent registered public accounting firm.

As of April 11, 2014, the Audit Committee was comprised of James Gilleran (chairperson), Dennis Buchert, and Gerard Smith. Our Board of Directors has determined that James Gilleran, chairperson of the Audit Committee, is an “audit committee financial expert” for purposes of the SEC’s rules adopted pursuant to the Sarbanes-Oxley Act of 2002. Our Board of Directors has determined that Dennis Buchert, James Gilleran and Gerard Smith, are independent members of our Board of Directors and the Audit Committee in accordance with the independence requirements of the NYSE and Exchange Act Rule 10A-3(b). For a brief description of the relevant experience of the members of the Audit Committee, please see “Election of Directors” above.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of the philosophy and objectives of the compensation committee of the Board of Directors (the “Compensation Committee”) in designing Doral Financial’s compensation programs as well as the compensation determinations relating to our named executive officers (“NEOs”). For 2013, our NEOs were:

Name	Title
Glen R. Wakeman	President & Chief Executive Officer
David Hooston	EVP, Chief Financial Officer
Robert E. Wahlman	Former EVP, Chief Financial and Investment Officer
Penko K. Ivanov	Interim Chief Financial Officer, Chief Financial Officer — U.S. Operations
Christopher C. Poulton	EVP — U.S. Operations
Enrique R. Ubarri	EVP — General Counsel and Secretary
Jesús Méndez	EVP — Puerto Rico Operations

This discussion should be read together with the compensation tables for our NEOs, which can be found following this discussion.

I. Executive Summary

Financial and Strategic Highlights

In 2013, we achieved a number of key strategic milestones as part of our overall plan for enhancing our stability and operating our company consistent with regulatory expectations. Significant achievements included:

•	Maintaining capital requirements of Doral Bank throughout 2013;

•	Decreasing consolidated pretax loss $77.1 million year-over-year;

•	Increasing U.S. segment pretax earnings $8.1 million year-over-year;

•	Increasing core deposits $950.7 million year-over-year, principally U.S. operations;

•	Reducing reliance on non-core funding sources by $582.4 million year-over-year;

•	Completing personnel and infrastructure for our Recovery segment; and

•	Recruiting key senior executives to fill critical positions focused on management of our finance function and business units.

Key Compensation Decisions for 2013

Compensation outcomes for 2013 reflected the Company’s progress on key steps in our strategic effort to enhance our stability and structure our business consistent with regulatory directions as well as the critical importance of retaining our senior leaders in the midst of our ongoing recovery. The Compensation Committee believes that the decisions undertaken with regard to 2013 compensation reflect our compensation principles, support our focus on providing value creation opportunities for our shareholders, and are aligned with our Board of Directors’s policies to promote long-term safety and soundness.

•	Base Salary: No salary increases were given to the NEOs in 2013 with the exception of Mr. Ivanov who received a $25,000 increase.

•	Annual Performance Bonus: Each of our NEOs received cash bonuses for 2013 performance; with a portion deferred to December 31, 2014 (Mr. Ivanov does not have a bonus deferral). In determining the 2013 bonuses, the Compensation Committee considered specific financial and qualitative factors it believed relevant to the Company’s performance, including the results of the regulatory reviews and management’s actions in response to those reviews.

•	Mr. Wakeman received a cash bonus of $1 million (40% of his target award opportunity). In making this determination the Compensation Committee weighed the following factors: changes and expectations for revenue and non-interest expenses for the U.S. as well as overall revenue and non-interest expenses for Doral Financial in comparison to previous periods and the fact that Mr. Wakeman established the Doral Recovery platform, improved infrastructure and implemented systems and processes to provide oversight of compliance and risk management, met capital ratios and brokered deposit regulatory requirements despite a difficult operating environment, positioned the operations to be restructured consistent with regulatory expectations, and maintained management team in difficult operating environment. A portion of the bonus ($150,000) has been deferred and will be paid by December 31, 2014.

•	Mr. Hooston received a cash bonus of $100,000 (33% of his target award opportunity). In making this determination the Compensation Committee weighed the following factors: achievements by Mr. Hooston in managing the financial reporting of Doral Financial and changes and expectations for overall revenue and non-interest expenses for Doral Financial in comparison to prior periods. A portion of the bonus ($10,000) has been deferred and will be paid by December 31, 2014.

•	Mr. Ivanov received a cash bonus of $250,000 (143% of his target award opportunity). In making this determination the Compensation Committee weighed the following factors: changes and expectations for U.S. revenue and non-interest expenses in comparison to prior periods and Mr. Ivanov’s management of the audit process.

•	Mr. Poulton received a cash bonus of $500,000 (167% of his target award opportunity). In making this determination the Compensation Committee weighed the following factors: changes and expectations for U.S. revenue and net income in comparison to prior periods; U.S. audit results; Mr. Poulton’s role in establishing Doral Recovery operations; and reduced delinquency charges related to Doral Recovery. A portion of the bonus ($50,000) has been deferred and will be paid by December 31, 2014

•	Mr. Ubarri received a cash bonus of $225,000 (83% of his target award opportunity). In making this determination the Compensation Committee weighed the following factors: Mr. Ubarri’s role in reducing litigation costs year-over-year; recovered assets for the Bank, and management of the legal department. A portion of the bonus ($23,000) has been deferred and will be paid by December 31, 2014.

•	Mr. Méndez received a cash bonus of $59,000 (25% of his target award opportunity). In making this determination the Compensation Committee weighed the following factors: maintained mortgage business unit market share; changes and expectations for PR revenue, non-interest expense and net income in comparison to prior periods. A portion of the bonus ($5,000) has been deferred and will be paid by December 31, 2014.

•	Annual Equity Incentive Awards: No awards have been made for 2013 performance. However, we note that the following NEOs received restricted stock awards in 2013 for 2012 performance results: Messrs. Wakeman, Poulton, Ubarri and Méndez, as reflected in the “Grants of Plan-Based Awards Table” below.

Management Say on Pay Results

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, we held an advisory vote on the approval of the compensation of our NEOs (the “Say-on-Pay” vote) at our 2013 annual stockholders meeting. In addition to the factors discussed above, the Compensation Committee also considers the result of the Say-on-Pay vote when considering future executive compensation arrangements and the Company’s executive compensation principles, policies and procedures. In 2013, 50.5% of the shareholders approved, on an advisory basis, the compensation of our NEOs as disclosed in last year’s proxy statement, while 49.5% of shareholders voted against approving the compensation on an advisory basis or abstained from voting.

The Board of Directors and Compensation Committee spent a considerable amount of time in 2013 evaluating our recent Say-on-Pay vote outcome, and as a result, we have made considerable changes to our compensation policies, practices, procedures and programs. Below are highlights of the actions taken as we want you to know that we take this matter seriously and are committed to practicing heightened governance, linking pay to performance, and responding to your concerns. These items were discussed in a letter to all shareholders on April 1, 2014. Shareholders should also be aware that the key performance by which we measure executive performance is our management’s ability to stabilize and position the bank to meet regulatory requirements against the material adverse effects on the Company’s financial condition and results of operations caused by the assets held by our Company in 2007 and the severe economic recession that commenced in Puerto Rico in 2007 which has not abated.

The following actions were taken in 2013 by the Compensation Committee and Board of Directors:

•	Eliminated tax gross-up payments from executive incentive plans for awards granted after January 1, 2013.

•	Adopted a clawback policy covering all executive incentive compensation arrangements. Under this policy, Doral Financial has the right to recover any incentive compensation awards previously paid or reduce future repayments to an employee due to the following triggering events: a specified event occurs which would include a material SEC restatement of our financials that renders a previously-earned or paid amount of compensation to be erroneous and/or a reversal on a specific financial transaction.

•	Increased the number of Compensation Committee meetings held in 2013 over the number held over prior years; eight meetings were held in 2013 compared to two in 2012.

•	Adopted a formal compensation philosophy as an overarching principle from which all executive compensation decisions are made. As both the Board of Directors and shareholders are aware, the Puerto Rico banking market has been materially adversely affected by the recession and unlike the mainland U.S., the Puerto Rico banking market has not recovered. It is a critical function of the organization to attract and retain highly qualified executives to the Company to manage the Company through these challenges and the Company is fortunate that this management team has also been able to build a strong U.S. based business in spite of the difficulties in Puerto Rico. Our compensation programs are designed to recognize the reality of the challenges the Company is facing and the efforts the executive management team has made to manage our operations in Puerto Rico and build profitable businesses in the mainland U.S.

•	Implemented recommendations relative to compensation and governance from the independent management assessment conducted by an outside firm in 2012. This evaluation assessed the adequacy of the organization design, scope of roles and job descriptions for all senior executive officers and senior management.

•	Worked with an independent compensation consulting firm to conduct an overall executive compensation review and assessment, and based on this work, as well as information developed as part of the Company’s previously disclosed compliance with management directives established by the Federal Reserve Board of New York and the FDIC, made changes to executive compensation programs. A new proxy peer group was established of similar sized banks ranging from $5 billion to $18 billion in assets to benchmark compensation for the top five officers. From this benchmarking report several items described in this section have been or are being implemented.

•	Worked to develop for future periods quantifiable and measurable performance goals in the short- and long- incentive plan arrangements for our executives, which the Board of Directors believes will result in a stronger link between pay and corporate performance.

•	Implemented a mandatory deferral policy for future incentive compensation. Executives will be required to defer a portion of their annual performance bonus for a period up to 12 months.

•	Developed a phantom stock program for executives that has not yet been adopted by the Compensation Committee. When granted, the awards will be tied to long-term Company performance results with the vesting percentages to be determined based on the achievement of Company goals, time vesting and/or individual performance results at the end of a pre-determined period. No awards have been granted to date.

We hope that you keep these actions in mind as you evaluate the reasonableness of our compensation and governance program changes made throughout 2013 and as disclosed in this Form 10-K/A.

II. Compensation Decision Process

Compensation Philosophy and Objectives

Doral Financial has determined that it is a critical function of the organization to attract and retain highly qualified executives to the Company. It is also important to motivate and reward these executives for high levels of performance that contribute to long-term shareholder value. Thus, Doral Financial has developed the following formal Executive Compensation Philosophy. This compensation philosophy will provide total compensation programs that are competitive with the market. The philosophy will also be designed to encourage and reward executives for achieving and maintaining outstanding levels of performance.

Base Salary. Individual salary determinations will always be made based on the individual qualifications, experience, performance and value of the position to the organization. Doral Financial will target executive salaries to be competitive with the market given the risks and the need for immediate effectiveness. Doral Financial recruits executives that already possess a track record of proven subject matter expertise in lieu of a developmental approach. Such executives, in combination, require a premium to join and to continue to work at Doral Financial due the financial condition of the Company.

Annual Performance Bonus (Short-Term Cash Incentive). Doral Financial has determined that the executive officers should have a portion of their total compensation package available through an annual cash incentive program, referred to as the Annual Performance Bonus (the “APB”). The goal of the APB is to reward the executives for achieving annual performance goals. Commencing in 2014, the annual award levels are contingent on meeting predefined corporate, business unit and individual goals. Doral Financial has determined that a portion of each executive’s total compensation opportunity should be tied to the company results and the specific individual contributions. This portion of the employee total compensation for employees other than our NEOs is subject to the discretion of executive management with approval by the Board of Directors or Compensation Committee and for our NEOs is determined by the Board of Directors or our Compensation Committee.

Annual Equity Incentive Awards (Long-Term Equity Incentive). Doral Financial has determined that executive officers should have a portion of their total incentive compensation opportunity linked to long-term goals and delivering increased shareholder value. Doral Financial has also determined that it is appropriate to provide executive officers with the opportunity to participate in equity-based programs or other programs addressing long-term incentive awards that are contingent upon individual performance and company results, in each case as approved by the Board of Directors. No long-term or equity incentives have been granted to date in 2014.

Other terms:

•	Cash Compensation – The combination of salary plus the annual cash incentive (APB) makes up cash compensation.

•	Total Direct Compensation – The sum of cash compensation plus the equity/long-term incentive awards creates total direct compensation.

Decisions regarding the design of our compensation program, as well as individual pay decisions and adjustments, will be made in the context of this Executive Compensation Philosophy, which will be reviewed and approved annually by the Compensation Committee. Decisions made by the Compensation Committee and the Board of Directors relative to executive compensation will take all current applicable rules, regulations and guidance into consideration, and will be made with the goal of being compliant with all such requirements. In addition, the condition of the Company as well as any other relevant factors will also play a role in all executive compensation decisions.

Role of the Compensation Committee

For fiscal year 2013, compensation for the NEOs was determined under programs adopted by the Compensation Committee and approved by the Board of Directors. The Compensation Committee established our executive compensation philosophy, elements and strategy, and reviewed executive compensation proposals for approval by the Board of Directors. Specifically, the Compensation Committee:

•	determined the NEOs eligible to participate in the APB;

•	assessed corporate performance results and our Chief Executive Officer’s assessment of individual performance results to determine final APB award payouts for our NEOs other than our Chief Executive Officer;

•	adopted a Clawback Policy, the Executive Compensation Philosophy, and Annual Performance Bonus Deferral Policy;

•	eliminated tax gross-up payments from awards under our executive incentive plans;

•	conducted an executive compensation study for the top five executive officers, a board compensation study for directors, and a compensation policies & practices study;

•	assessed the organization’s design, scope of roles and responsibilities, and job descriptions for all senior executive officers and senior management; and

•	assessed and monitored the performance, design, function and potential risk components of our compensation and benefit programs for our NEOs.

Role of Management

Mr. Wakeman, our President and Chief Executive Officer, provides recommendations to the Compensation Committee on matters of compensation, plan design and the general guidelines for employee compensation. However, Mr. Wakeman does not vote on and is not present for any discussion of his own compensation. These recommendations are then considered by the Compensation Committee. During 2013, consistent with our Compensation Committee Charter, Mr. Wakeman did not attend Compensation Committee meetings where his compensation was discussed. Certain members of our management team participate in the Compensation Committee meetings to provide information to the committee on an as-needed basis.

In 2013, our Chief Executive Officer:

•	recommended base salaries and cash incentive targets for our NEOs other than himself;

•	proposed incentive metrics and budgeted performance levels for the APB; and

•	shared performance evaluations results with the Compensation Committee to support compensation decisions.

The Compensation Committee reviews and discusses management’s recommendations in making compensation decisions or recommendations to the full Board of Directors.

Role of Compensation Consultants

In January 2013, the Compensation Committee retained McLagan, a division of Aon Hewitt, to provide the Compensation Committee with independent advice on executive compensation matters and to assist in making compensation recommendations to the Board of Directors. During 2013, McLagan assisted the Compensation Committee by preparing information on compensation policies and practices, compiling information relating to executive compensation from selected peer banks (see “Compensation Decisions for 2013—Peer Group” below), preparing peer group compensation information for directors, advising the Compensation Committee on compensation proxy disclosures, preparing industry practices for long-term incentive design, and advising the Compensation Committee regarding its response to the 2013 Say-on-Pay vote. McLagan reported directly to the Compensation Committee, which retains sole authority to select, retain, terminate, and approve the fees and other retention terms of its relationship with McLagan.

The aggregate fees paid for the services in calendar year 2013 to Aon Corporation, which includes Aon Hewitt and McLagan, were $752,880. Of those fees, $187,391 was for executive and board compensation review and planning and $565,489 was for non-executive compensation projects directed by the Compensation Committee.

In 2013, the Compensation Committee reviewed its relationship with McLagan and Aon Hewitt. Considering all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Exchange Act, the Compensation Committee does not believe McLagan and Aon Hewitt’s work has raised a conflict of interest.

Compensation Components

The following table outlines the major compensation components of 2013 total compensation for our NEOs:

Compensation Component	Purpose	Link to Performance	Fixed/ Performance Based	Short/ Long- Term Focus
Base Salary	To attract and retain executives through market-competitive base pay.	Based on individual performance.	Fixed	Short-Term
Annual Performance Bonus	To encourage achievement of strategic and financial performance metrics that focus on long-term stockholder value through the use of deferrals through year-end.	Based on achievement of financial and non-financial measures.	Performance-based	Short- & Long-Term
Annual Equity Incentive Awards	To encourage alignment with shareholders through the grants of stock or stock units.	Ultimate value realized is tied to stock performance.	Performance-based	Long-Term
Retirement Plan	To provide a vehicle for retirement savings.	—	Fixed	Long-Term
Benefits and Perquisites	Include health and welfare benefits under employer-wide programs and executive perquisites.	—	Fixed	Short-Term

III. Compensation Decisions for 2013

Peer Group

In 2013, McLagan provided the Compensation Committee with an analysis of executive total compensation compared to the compensation of the peer group of financial institutions similar to us in size and business profile. This peer group is determined based on banks and thrifts located in Puerto Rico and the U.S. East Coast, ranging from $5 billion to $18 billion in assets. At the time the peer group was developed, Signature Bank was at $17.4 billion in assets.

The Compensation Committee approved the following peer group of 22 institutions for the 2013 compensation study (“2013 Peer Group”).

Company Name	State	Total Assets 2013 Y ($000)
Signature Bank	NY	22,376,663
Susquehanna Bancshares Inc.	PA	18,473,489
Fulton Financial Corp.	PA	16,934,634
Valley National Bancorp	NJ	16,156,541
Astoria Financial Corp.	NY	15,793,722
Investors Bancorp Inc. (MHC)	NJ	15,623,070
BankUnited Inc.	FL	15,046,649
F.N.B. Corp.	PA	13,563,405

First BanCorp.	PR	12,656,925
National Penn Bancshares Inc.	PA	8,591,848
OFG Bancorp	PR	8,158,015
Northwest Bancshares, Inc.	PA	7,881,476
NBT Bancorp Inc.	NY	7,652,175
Provident Financial Services	NJ	7,487,328
United Community Banks Inc.	GA	7,425,419
Community Bank System Inc.	NY	7,095,864
Boston Private Financial	MA	6,437,109
Capital Bank Finl Corp	FL	6,617,561
First Commonwealth Financial	PA	6,214,861
Independent Bank Corp.	MA	6,099,234
Berkshire Hills Bancorp Inc.	MA	5,672,799
Brookline Bancorp Inc.	MA	5,325,106
Doral Financial Corp.	PR	8,493,454

Base Salary

The Compensation Committee considers general market movement, individual performance, retention, and the recommendation of Mr. Wakeman (for all executives other than himself) in making base salary adjustments. The base salary for Mr. Wakeman is recommended by the Compensation Committee to the full Board of Directors for approval. Before providing a recommendation to the Board of Directors, the Compensation Committee considers base salaries paid to CEOs in the peer group in addition to the factors below. No salary changes were approved for 2013 with the exception of Mr. Ivanov who received a $25,000 increase.

Base salaries for each of the NEOs are shown in the table below.

Executive Name	2011 Salary	2012 Salary	2013 Salary
Glen R. Wakeman	$1,000,000	$1,250,000	$1,250,000
David Hooston	NA	NA	$500,000
Robert E. Wahlman	$450,000	$500,000	$500,000
Penko K. Ivanov	$325,000	$325,000	$350,000
Christopher C. Poulton	$400,000	$500,000	$500,000
Enrique R. Ubarri	$400,000	$450,000	$450,000
Jesús Méndez	NA	NA	$400,000

Salary Peer Group Comparisons

We understand that our base salaries are generally at the higher end of the competitive range compared to the 2013 Peer Group. We believe this positioning is justified because of the quality and skills of our senior management, the performance of the executives throughout a severe economic downturn that has materially adversely affected our financial condition and results of operations, and the career risk of remaining at the Company at a time when we still face several challenges.

Annual Performance Bonus—Short-Term Incentive Compensation

All of our NEOs (as well as other eligible key employees) are eligible to receive annual performance bonuses. The APBs are designed to align the executives’ performance with our business plan by rewarding the achievement of specific financial and qualitative factors including the progress made on key initiatives. Incentives for 2013 performance were paid in cash with a portion immediately payable and a portion deferred to December 31, 2014.

The table below sets forth the target bonus levels established under each executive’s employment agreement (other than Messrs. Hooston, Ivanov, and Méndez who do not have employment agreements), as well as actual cash and incentives paid to our NEOs for performance in 2013.

Name	Salary $	Bonus Target % of Salary	Bonus Target $	2013 Cash Bonus $	2013 Deferred Bonus $	2013 Total Bonus $	2013 Total Bonus % of Salary	Total Bonus % of Target	Deferred Bonus % of Total Bonus
Glen R. Wakeman	1,250,000	200%	2,500,000	850,000	150,000	1,000,000	80%	40%	15%
David Hooston	500,000	60%	300,000	90,000	10,000	100,000	20%	33%	10%
Penko K. Ivanov	350,000	50%	175,000	250,000	NA	250,000	71%	143%	NA
Christopher C. Poulton	500,000	60%	300,000	450,000	50,000	500,000	100%	167%	10%
Enrique R. Ubarri	450,000	60%	270,000	202,000	23,000	225,000	50%	83%	10%
Jesús Méndez	400,000	60%	240,000	54,000	5,000	59,000	15%	25%	8%

In February 2014, the Compensation Committee met to determine NEO incentive awards for 2013 performance results. They reviewed each NEO’s performance compared to their respective business unit plans and individual performance. The Compensation Committee also considered other achievements that occurred in 2013 when determining incentive awards. The Compensation Committee approved incentive awards based on business unit accomplishments, individual performance and achievement of strategic initiatives, including considering year-over-year results. Examples of the items taken into consideration include maintaining capital requirements of Doral Bank throughout 2013; decreasing consolidated pre-tax loss $77.1 million year-over-year; increasing U.S. segment pre-tax earnings $8.1 million year-over-year; increasing core deposits $950.7 million year-over-year and positioning the Company to maintain compliance with regulatory expectations. The Compensation Committee took all these factors into consideration and, ultimately, decisions were made on a discretionary basis.

The individual performance of the Chief Executive Officer for 2013 was determined by the Compensation Committee based on its evaluation of Mr. Wakeman’s leadership of Doral Financial in its turnaround efforts and the repositioning of the Company to maintain compliance with regulatory expectations. The Compensation Committee determined that Mr. Wakeman would receive a cash bonus of $1,000,000 in recognition of his performance and contributions in 2013.

Annual bonus payments for 2013 for Messrs. Hooston, Poulton, Ubarri, Ivanov and Méndez were determined and approved by the Compensation Committee, with input from the Chief Executive Officer. The Compensation Committee approved incentive awards based on business unit accomplishments, individual performance and achievement of strategic initiatives, including considering year-over-year results. The Compensation Committee determined that the results achieved in 2013 to maintain the business operations in Puerto Rico while building a profitable business in the U.S. would not have been possible without the individual contributions and performance of these officers.

Annual Equity Incentive Awards—Long-Term Incentive Compensation

During the 2008 annual meeting our shareholders approved the 2008 Stock Incentive Plan (the “Stock Plan”) which provides the framework to support our long-term executive compensation program. The Stock Plan replaced the 2004 Omnibus Incentive Plan and authorizes grants of stock options and stock appreciation rights as well as other equity-based awards such as restricted stock and restricted stock units.

Equity awards are designed to directly align a portion of compensation for senior executive officers and other key employees with shareholders’ interests, and the Compensation Committee intends that they will serve as our principal element of long-term compensation. The Compensation Committee currently anticipates that a portion of awards under the Stock Plan designed to address long-term compensation goals will include time-based vesting provisions to promote retention of key employees. The Compensation Committee may also consider granting equity awards with performance-based vesting provisions, which are designed to provide an incentive to achieve specific business objectives. To the extent advisable and consistent with its compensation and retention needs, the Compensation Committee may grant equity awards with both time-based and performance-based vesting provisions.

Equity awards generally may be granted annually to executives and other key employees. All of our NEOs (as well as other eligible key employees based on salary grade) are eligible for awards under the Stock Plan. The size and type of awards will be determined by the Compensation Committee based upon, among other factors, shares available for grant under the Stock Plan, the executive officer’s position in Doral Financial, our ability to retain the executive officer, his or her contributions to our objectives and total compensation. Larger equity awards will be made to more senior executives so that a larger portion of their total potential compensation will be variable and will increase upon the creation of shareholder value.

Factors that may be considered in deciding which form the equity awards will take (i.e., stock options, restricted stock or restricted stock units) may include, among others, our stock price at the time the award is granted, the degree to which the awards are intended to provide a retention incentive and the impact on “overhang” (i.e., the dilutive effect on our common stock).

Grants of stock options and restricted stock will not specifically be timed to be made before major announcements or earnings releases. Grants of equity awards as a result of new-hires or promotions generally are made at the next Compensation Committee meeting following such events. There are generally no differences in the timing of equity grants for our NEOs, compared with other eligible employees.

Stock options and other equity-based awards made under the Stock Plan will provide that in the event of a change of control, as defined in the Stock Plan, all such grants shall be immediately vested. In 2013, restricted stock awards were granted on a discretionary basis based on 2012 performance results and also for retention purposes.

The Compensation Committee developed a phantom stock program for executives during 2013. When granted, the awards will be tied to long-term Company performance results with the vesting percentages to be determined based on the achievement of Company goals, and will have time vesting and/or individual performance vesting at the end of a pre-determined period. No phantom stock awards have been granted to date in 2013 or 2014.

Retirement and Fringe Benefits

All of Doral Financial’s employees (and those of its affiliates) in Puerto Rico and on the mainland United States are eligible to participate in the Puerto Rico Retirements and Incentive Savings Plan and the United States Retirement and Incentive Savings Plan (the “Puerto Rico Plan” and the “United States Plan”, respectively, and together, the “Retirement and Savings Plans”), in each case upon compliance with the applicable participation requirements.

Under the Retirement and Savings Plans, our employees, including our NEOs, who are at least 18 years of age and have completed one year of employment with Doral Financial are able to contribute a portion of their annual compensation on a pre-tax basis up to the applicable legal limits for 2013. The Puerto Rico Plan matches 50% of the employee contributions (100% of employee contributions in the case of employees whose yearly basic compensation does not exceed $30,000) up to 3% of basic compensation with a cap of $4,000 (as these terms are defined in the Puerto Rico Plan). Also employees are able to contribute after tax from 1% to 10% of base salary up to the legal limits for 2013 set forth in Section 1081.01(a)(15) of the Puerto Rico Tax Code. In addition, employees over 50 years old (or that reach age 50 during the tax year) may contribute an additional pre-tax contribution per year up to the applicable legal limit for 2013 set forth in Section 1081.01(d) of the Puerto Rico Tax Code (up to $1,500 for the 2013 taxable year). The United States plan matches 50% of the employee contribution up to 5% of included compensation (as these terms are defined in the United States plan) up to a maximum salary of $255,000. In addition, employees participating in the United States plan that are over 50 years old (or reach age 50 during the tax year) may contribute an additional amount per year up to the legal limit which was $5,500 for 2013. All employee contributions to the Retirement and Savings Plans are fully vested upon contribution. Matching contributions from Doral Financial are 100% vested after five years.

We also provide our active employees, including our NEOs, with health care, life insurance and disability benefits.

Perquisites

We provide our NEOs with perquisites and other personal benefits that we believe are reasonable and consistent with our compensation program. Our NEOs are generally provided with a car allowance.

The stock awards that vested in April and June 2013 were the last stock awards for which Doral Financial paid for individual taxes incurred in connection with the vesting of these awards.

Pursuant to Mr. Wakeman’s employment agreement, he is provided with the use of a company automobile and driver. He is also reimbursed for reasonable expenses associated with one club membership. In addition, we reimbursed Mr. Wakeman, Mr. Ubarri, and Mr. Hooston for certain expenses associated with relocation to Miami, which was requested by the Company as part of the reorganization of our management team. Mr. Wakeman also receives reimbursement for personal tax preparation services.

Mr. Wahlman was reimbursed up to $3,000 per month for the cost of his housing, pursuant to his employment agreement. Mr. Ubarri and Mr. Hooston are reimbursed up to $6,000 per month for the cost of housing.

Employment Agreements with our NEOs

Each of our NEOs, other than Messrs. Hooston, Ivanov and Méndez, is party to an employment agreement. Since 2010, Doral Financial has not entered into employment agreements containing change in control provisions or similar severance payments with NEOs. The purpose of these agreements is to attract and retain high caliber executive officers, recognizing that termination and change in control protections are commonly provided at comparable companies with which we compete for executive talent. In addition, the Compensation Committee believes change in control protections enhance the impartiality and objectivity of the NEOs in the event of a change in control transaction and better ensure that shareholder interests are protected. Finally, these agreements include non-competition provisions that further protect the Company should the NEO elect to pursue other employment opportunities. The termination provisions of the agreements are described further in the discussion entitled Potential Payments upon Termination or Change in Control. Other provisions of the agreements are described further below.

Mr. Wakeman

We entered into an employment agreement with our Chief Executive Officer in May 2006, which was subsequently amended in December 2012. Mr. Wakeman’s employment agreement and compensation package were negotiated on an arms-length basis by the Compensation Committee. The Compensation Committee was assisted by Frederic W. Cook & Co., Inc., a leading executive compensation consulting firm. Mr. Wakeman’s employment agreement had an initial term of four years, with automatic one-year extensions (unless either party provides a notice of termination at least 180 days prior to the then-current expiration date). With the assistance of our outside consultants, we developed a total compensation package for Mr. Wakeman designed to provide a level of compensation that accurately reflected Mr. Wakeman’s competence and experience and his ability to have an immediate impact in his role as Chief Executive Officer, in light of our business and strategic goals. In developing Mr. Wakeman’s compensation package, we took into consideration Mr. Wakeman’s strong leadership background and record of building multi-product, consumer financial services businesses, as well as Mr. Wakeman’s significant international experience. We also took into consideration the compensation levels of similarly situated executives and the risks inherent to leaving an established career at one of the world’s best-known employers.

The principal terms of Mr. Wakeman’s compensation package per his employment agreement include:

•	a minimum annual base salary of $1.0 million;

•	target bonus opportunity of 150% of base salary and maximum bonus opportunity of 200% of target opportunity for each year of employment.

•	the use of a Company-provided car and driver; and

•	reimbursement of reasonable expenses associated with one club membership in Puerto Rico.

Mr. Wahlman

We entered into an employment agreement with our former Chief Financial Officer in March 2009, which was subsequently amended in March 2010, August 2011 and December 2012. Mr. Wahlman resigned during 2013 and thus termination payouts were not applicable. The agreement had an initial term of two years, with automatic one-year extensions (unless either party provides a notice of termination at least 60 days prior to the then-current expiration date). The principal terms of Mr. Wahlman’s compensation package per his employment agreement included:

•	a minimum annual base salary of $450,000;

•	target bonus opportunity of 65% of base salary; and

•	reimbursement of the cost of housing, up to $3,000 per month.

Mr. Poulton

We entered into an employment agreement with our Executive Vice President — U.S. Operations in June 2007, which was subsequently amended in December 2012. The agreement had an initial term of two years, with automatic one-year extensions (unless either party provides a notice of termination at least 180 days prior to the then-current expiration date). The principal terms of Mr. Poulton’s compensation package per his employment agreement include:

•	a minimum annual base salary of $400,000; and

•	target bonus opportunity of 60% of base salary and maximum bonus opportunity of 200% of target opportunity.

Mr. Ubarri

We entered into an employment agreement with our Executive Vice President — General Counsel in October 2006, which was subsequently amended in December 2012. The agreement had an initial term of two years, with automatic one-year extensions (unless either party provides a notice of termination at least 180 days prior to the then-current expiration date). The principal terms of Mr. Ubarri’s compensation package per his employment agreement include:

•	a minimum annual base salary of $400,000; and

•	target bonus opportunity of 60% of base salary and maximum bonus opportunity of 200% of target opportunity.

Stock Ownership Guidelines

While we have not adopted stock ownership guidelines for our directors and senior executive officers, we recognize that such guidelines may be an important tool to better align the interests of directors and executive officers with those of our shareholders. As such, we will continue to evaluate from time to time whether the adoption of stock ownership guidelines is appropriate and whether they should be adopted.

Clawbacks and Hedging

In 2013, Doral Financial implemented a policy whereby Doral Financial has the right to recover (or “clawback”) any incentive compensation awards paid thereafter or reduce future payments to an employee due to the following triggering events:

•	A specified event occurs which would include a material SEC restatement that renders a previously-earned or paid amount of compensation to be erroneous.

•	A reversal on specific financial transaction.

The Compensation Committee believes that the clawback policy will provide greater balance of risk and protection to the Company.

In addition, the Compensation Committee intends to adopt an anti-hedging policy to promote further alignment of executives and directors with shareholders, which anti-hedging policy would supplement the existing anti-hedging limitations already included in the Company’s Insider Trading Policy. Among other things, the Company’s Insider Trading Policy, which was revised in February 2014, prohibits executives and directors of the Company from engaging in hedging transactions involving Company securities. The Compensation Committee will adopt compensation policies in 2014 to put such practices into place. The Compensation Committee continues to evaluate regulatory requirements and steps necessary to balance risk in its compensation arrangements.

Tax Consideration of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that compensation paid to a corporation’s chief executive officer or its three other most highly compensated executive officers may not be deducted for federal income tax purposes unless, in general, such compensation is performance based, is established by an independent committee of directors, is objective and the plan or agreement providing for such performance based compensation has been approved in advance by shareholders. Because, as a Puerto Rico corporation, we are not required to pay federal income taxes except on any income related to the conduct of a trade or business in the United States, Section 162(m) should not limit the tax deductions available to us for executive compensation in the near future.

For Puerto Rico income tax purposes, compensation paid to our executive officers may be deducted so long as it is considered an ordinary and necessary expense. It is the Compensation Committee’s intention that all compensation paid to our executive officers be fully deductible by us for Puerto Rico income tax purposes. While unlikely, in certain instances the Compensation Committee may approve compensation that will not be deductible for Puerto Rico income tax purposes to ensure competitive levels of compensation for our executive officers.

Compensation Policies and Practices Relative to Risk Management

In 2012, in connection with the annual regulatory review, the Company conducted an assessment of the Board of Director’s and management’s needs relative to overall compensation and the management structure of Doral. As a result of the findings of the 2012 assessment, the Compensation Committee engaged McLagan in January 2013 to assist with a review of its policies and practices, and the implementation of any modifications or new programs. This is an area where the Compensation Committee and the Company continue to work on an ongoing basis to increase regulatory compliance and risk management relative to compensation programs.

We believe that our compensation policies and practices do not encourage excessive risk-taking and are not reasonably likely to have a material adverse effect on the Company. The various factors which support this conclusion include:

•	The oversight of the executive annual performance bonus plan and long-term incentive plan by the Compensation Committee of the Board of Directors;

•	Management oversight of key plans and programs, including approving target level payouts, setting financial and operating goals, and approving payouts;

•	Mandatory deferrals for senior executives in the executive annual performance bonus plan; and

•	Centralized administration and oversight of plans and programs.

Summary Compensation Table

The following table sets forth the compensation paid to or earned by each of our NEOs for the years ended December 31, 2013, 2012, and 2011.

		Salary		Bonus	Stock Awards	All Other Compensation	Total
Name and Principal Position	Year	($)		($)(7)	($)(8)	($)(9)	($)
Glen R. Wakeman (1)	2013	1,352,565		850,600	284,000	894,531	3,381,696
President & Chief Executive Officer	2012	1,182,694		1,250,600	915,000	1,276,369	4,624,663
	2011	1,000,000		1,000,600	1,009,091	495,174	3,504,865
David Hooston (2)	2013	250,000		190,000	0	91,121	531,121
EVP, Chief Financial Officer
Robert E. Wahlman (1)(3)	2013	456,731		600	0	279,808	737,139
Former EVP, Chief Investment &	2012	486,539		200,600	366,000	356,789	1,409,928
Financial Officer	2011	450,000		200,600	98,891	293,382	1,042,873
Penko K. Ivanov (4)	2013	350,000		250,000	0	35,577	635,577
Interim Chief Financial Officer, Chief Financial Officer—U.S. Operations	2012	325,000		195,000	91,500	0	611,500
Christopher C. Poulton	2013	500,000		450,000	142,000	234,792	1,326,792
EVP, U.S. Operations	2012	475,000		375,000	366,000	284,964	1,500,964
	2011	400,000		300,000	107,973	186,041	994,014
Enrique R. Ubarri	2013	450,000		202,600	35,500	204,069	892,169
EVP, General Counsel & Secretary of the	2012	463,078	(5)	225,600	183,000	173,851	1,045,529
Board of Directors	2011	422,563	(6)	160,600	80,728	140,191	804,082
Jesús Méndez	2013	400,002		54,600	53,250	18,308	526,160
EVP, Puerto Rico Operations

(1)	2013 salary for Mr. Wakeman includes $76,923 paid in lieu of unused vacation and one week of salary from 2012. Salary for Mr. Wahlman includes $149,038 paid in lieu of unused vacation.
(2)	Mr. Hooston was hired as an employee of the Finance Division on July 1, 2013. He was appointed CFO of the Company by the Board of Directors on October 3, 2013 after obtaining the required regulatory approvals. Mr. Hooston received a $100,000 new hire signing bonus.
(3)	Mr. Wahlman resigned as CFO effective May 17, 2013; he was retained as an employee to facilitate the transition to the new CFO through June 25, 2013.
(4)	Mr. Ivanov acted as interim CFO of the Company from May 17, 2013 until October 2, 2013.
(5)	Includes $26,538 paid in lieu of unused vacation.
(6)	Includes $22,563 paid in lieu of unused vacation.
(7)	Bonuses paid to Messrs. Wakeman, Wahlman, and Ubarri, and Mr. Méndez who are based in Puerto Rico for all or part of the year, include a statutory Christmas Bonus of $600 each year.
(8)	The amounts presented above represent the aggregate grant date fair value of restricted stock awards granted to each executive, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC Topic 718”). For assumptions used in determining these values, see Note 36 to the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2013.
(9)	The amount set forth in the table below represent additional compensation paid in 2013 by Doral Financial to our NEOs, which consisted of the following:

	Car Allowance or Transportation	Rent	Club Membership	Employer Contributions to the Retirement and Savings Plan	Tax Reimbursements on Vested Shares	Relocation Expenses	Tax Preparation Services
Name	($)	($)	($)	($)	($)	($)	($)
Mr. Wakeman	186,288	—	5,100	—	485,382	205,000	12,761
Mr. Hooston	12,000	39,150	—	—	—	39,971	—
Mr. Wahlman	11,077	23,398	—	—	241,813	3,520	—
Mr. Ivanov	—	—	—	6,375	29,202	—	—
Mr. Poulton	18,000	—	—	—	216,792	—	—
Mr. Ubarri	18,000	78,000			101,839	6,230
Mr. Méndez	18,000	—	—	308	—	—	—

Grants of Plan-Based Awards Table

The following table sets forth certain information for plan-based awards granted to each of our NEOs for the year ended December 31, 2013. Restricted stock was awarded to our NEOs in 2013; each award vests after 12 months.

		All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Options Awards
Name	Grant Date	(#)(1)	($)(2)
Mr. Wakeman	March 27, 2013	20,000	284,000
Mr. Poulton	March 27, 2013	10,000	142,000
Mr. Ubarri	March 27, 2013	2,500	35,500
Mr. Méndez	March 27, 2013	3,750	53,250

(1)	This column lists the number of restricted shares granted to each of our NEOs for 2012 performance results. Awards vest 100% one year from the date of grant.
(2)	This column lists the grant date fair value of restricted shares granted to the NEOs, which was computed in accordance with ASC Topic 718 using $14.20, the closing share price of Doral Financial’s common shares on the grant date.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information regarding outstanding equity awards as of the end of fiscal year 2013 for each of our NEOs.

	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	(#)(1)	($)(2)
Mr. Wakeman	20,000	313,200
Mr. Poulton	10,000	156,600
Mr. Ubarri	2,500	39,150
Mr. Méndez	3,750	58,725

(1)	Award of restricted stock, which became fully vested on March 27, 2014.
(2)	The value of the restricted stock shown in the table was calculated using the closing price of our common stock on December 31, 2013, which was $15.66.

Option Exercises and Stock Vested Table

The following table sets forth the number and value of stock awards that vested in fiscal year 2013 for each of our NEOs.

	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)
Mr. Wakeman	41,667	671,666
Mr. Wahlman	22,500	372,500
Mr. Ivanov	2,500	37,500
Mr. Poulton	16,250	261,250
Mr. Ubarri	11,250	186,250

(1)	Calculated based on the number of shares acquired on vesting using the closing price of our common shares on the date of vesting.

Potential Payments Upon Termination or Change in Control

Messrs. Wakeman, Poulton, Wahlman, and Ubarri have entered into employment agreements with us which contain provisions governing payouts under certain termination and change of control scenarios. Mr. Wahlman resigned during 2013 and thus termination payouts are not applicable. These employment agreements were entered into in 2006, 2007 and 2009 and at the time the terms were consistent with market conditions and the severe financial difficulties the company was experiencing. No individual reasons exist for each of the triggers in the agreements. Mr. Hooston and Mr. Méndez do not have an employment or change in control agreement with Doral Financial. Since 2010, Doral Financial has not entered into employment agreements containing change in control provisions or similar severance payments with NEOs.

Each of the employment agreements provides that in the event during the employment period, we terminate the executive’s employment “Without Cause” (as defined under the agreements) or the executive terminates his employment for Good Reason (see below), in both cases upon or within two (2) years immediately following a change in control, we must pay or provide to the executive the following amounts and benefits:

•	an amount equal to the executive’s unpaid annual base salary for services through the date of termination;

•	(a) an amount equal to three times the sum of annual base salary plus target bonus in the case of Mr. Wakeman and (b) for Messrs. Poulton and Ubarri, an amount equal to two times the sum of annual base salary and bonus during the preceding year;

•	continued participation until the third anniversary for Mr. Wakeman and second anniversary in the case of the other executives of the date of termination in all company medical and dental coverage in which the executive and his eligible dependents were participating immediately prior to the date of termination;

•	as long as the executive uses such services prior to the first anniversary of the date of termination, up to $20,000 in the case of Mr. Wakeman ($25,000 in the case of the other executives) in outplacement services; and

•	payment of other amounts, entitlements or benefits, if any, in accordance with the applicable plans, programs, arrangements or other agreements of Doral Financial.

In addition, in respect of Mr. Wakeman’s employment agreement, if any payment or benefit that is due to Mr. Wakeman from Doral Financial following a change of control is subject to excise tax under Section 4999 of the Code (the “golden parachute tax”), he is entitled a full tax “gross-up” unless the total value of all such payments and benefits (as measured for golden parachute tax purposes) exceeds the taxable threshold by ten percent or less, in which event the payments and benefits shall instead be reduced so as to fall below the taxable threshold.

As dictated by the terms of their award agreements, all outstanding equity awards will vest upon a change in control regardless of whether the executive’s employment is terminated.

Absent a change in control, any of Messrs. Wakeman, Poulton, and Ubarri, will have “Good Reason” to terminate his employment if:

•	there is a reduction in the executive’s then-current annual base salary or target bonus opportunity;

•	there is a material diminution in the executive’s positions, duties or authorities in his current position, including, without limitation, removing him from such positions; provided, that Good Reason shall also exist if at any time following a change in control involving an entity of smaller or similar size to Doral Financial (measured on the basis of assets), the executive does not hold the same positions set forth above at the ultimate parent entity resulting from such change in control;

•	there is a change in the reporting structure requiring the executive to report to someone other than our Board of Directors, in the case of Mr. Wakeman, and the Chief Executive Officer or our Board of Directors, in the case of the other executives;

•	there is in the case of Mr. Wakeman, failure to elect or reelect the executive as a member of our Board of Directors;

•	other than in the case of Mr. Wakeman, the executive officer’s principal work location is moved more than twenty-five (25) miles from San Juan, Puerto Rico (except by consent of the executive); or

•	there is a failure of any successor to all or substantially all of Doral Financial’s assets to assume the executive’s employment agreement, whether in writing or by operation of law.

Mr. Wakeman and the other NEOs are also entitled to certain termination payments if they are terminated by us Without Cause or they resign for Good Reason in circumstances that do not involve a change in control.

Any payments to Messrs. Wakeman, Poulton, and Ubarri upon termination, except due to Death or Disability, are subject to the executive submitting a release of claims and abiding by the non-competition, non-interference, and non-solicitation provisions of their respective employment agreement. These provisions remain in effect for 24 months following termination for Mr. Wakeman and for 12 months following termination for Messrs. Poulton, and Ubarri. In addition, the executive must refrain from disclosing our confidential information or making public derogatory comment concerning us following the termination of his employment.

The offer letter extended to Mr. Ivanov provides that, in the event he is terminated Without Cause, as defined in the offer letter, we must pay or provide to him an amount equal to 25% of the sum of his annual base salary plus target bonus.

The amounts shown in the following tables reflect only the additional payments or benefits that a NEO would have received upon the occurrence of the respective triggering events listed below as if they occurred on December 31, 2013. These amounts do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested, absent the triggering event. Severance payments are payable in a lump sum in all cases with the exception of Mr. Wakeman, whose severance payment in the case of termination absent a change in control is payable in 24 monthly installments. It is important to note that all severance and golden parachute payments are subject to regulatory approval while we are under a regulatory order.

Potential Payments to Glen Wakeman upon the Occurrence of Certain Events

	Termination by the Company without Cause or Resignation for Good Reason	Change in Control without Termination	Termination upon Change in Control	Termination by reason of Death or Disability
Components of Compensation	($)	($)	($)	($)
Severance	7,500,000	—	11,250,000	—
Medical and Dental Benefits	29,177	—	43,766	—
Value of Unvested Equity Awards(1)	313,200	313,200	313,200	313,200
Outplacement Services(2)	20,000	—	20,000	—
Excise Tax Gross-Ups(3)	—	—	4,220,809	—
Total Benefit	7,862,377	313,200	15,847,775	313,200

Potential Payments to Christopher Poulton upon the Occurrence of Certain Events

	Termination by the Company without Cause or Resignation for Good Reason	Change in Control without Termination	Termination upon Change in Control	Termination by reason of Death or Disability
Components of Compensation	($)	($)	($)	($)
Severance	1,750,000	—	1,750,000	1,750,000
Medical and Dental Benefits	43,347	—	43,347	43,347	(4)
Value of Unvested Equity Awards(1)	156,600	156,600	156,600	156,600
Outplacement Services(2)	25,000	—	25,000	—
Total Benefit	1,974,947	156,600	1,974,947	1,949,947

Potential Payments to Enrique Ubarri upon the Occurrence of Certain Events

	Termination by the Company without Cause or Resignation for Good Reason	Change in Control without Termination	Termination upon Change in Control	Termination by reason of Death or Disability
Components of Compensation	($)	($)	($)	($)
Severance	1,350,000	—	1,350,000	1,350,000
Medical and Dental Benefits	11,263	—	11,263	11,263	(4)
Value of Unvested Equity Awards(1)	39,150	39,150	39,150	39,150
Outplacement Services(2)	25,000	—	25,000	—
Total Benefit	1,425,413	39,150	1,425,413	1,400,413

Potential Payments to Penko Ivanov upon the Occurrence of Certain Events

	Termination by the Company without Cause or Resignation for Good Reason	Change in Control without Termination	Termination upon Change in Control	Termination by reason of Death or Disability
Components of Compensation	($)	($)	($)	($)
Severance	131,250	—	131,250	—

Potential Payments to Jesús Méndez upon the Occurrence of Certain Events

	Termination by the Company without Cause or Resignation for Good Reason	Change in Control without Termination	Termination upon Change in Control	Termination by reason of Death or Disability
Components of Compensation	($)	($)	($)	($)
Value of Unvested Equity Awards(1)	—	58,725	58,725	58,725

(1)	Reflects the value of unvested stock as of December 31, 2013, calculated based on a closing price of $15.66. Awards vest 100% as shown following certain termination or change in control events.
(2)	Represents $25,000 in outplacement services as long as the executive uses such services prior to the first anniversary of the date of termination. For Mr. Wakeman, the outplacement services amount is $20,000.
(3)	If it is determined that any payment provided by Doral Financial to Mr. Wakeman is subject to excise tax as described in his employment agreement, Mr. Wakeman is entitled to receive an additional payment to cover the excise tax as well as the taxes due on the tax payment itself. Such payment shall only apply if there is a change in control of the Company.
(4)	Participation in medical and dental benefits is continued following termination due to disability, but not following termination due to death.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or was during 2013 an officer or employee of Doral Financial, was formerly an officer of Doral Financial or had any relationship requiring disclosure by us under the SEC rules requiring disclosure of certain relationships and related party transactions. Since January 1, 2013, none of the executive officers of Doral Financial has served as a director or compensation committee member of another entity, one of whose executive officers served as a compensation committee member of Doral Financial, and none of the executive officers of Doral Financial has served as a compensation committee member of another entity, one of whose executive officers served as a director of Doral Financial.

Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of Doral Financial under the Securities Act or the Exchange Act, except to the extent Doral Financial specifically incorporates this Compensation Committee Report by reference therein.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Doral Financial’s management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

Compensation Committee of the Board of Directors

Dennis Buchert (Chairman)

Douglas Jacobs

Gerard Smith

Dated: April 30, 2014

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The following table shows the amount of our common stock beneficially owned by each stockholder known by us to own beneficially more than five percent (5%) of our common stock as of April 11, 2014:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Rima Senvest Management, LLC(3) Richard Mashaal 110 East 55th Street, Suite 1600 New York, NY 10022	507,327	7.63%
Footprints Asset Management & Research, Inc. (4) 11422 Miracle Hills Drive- Suite 208 Omaha, NE 68154	369,384	5.60%

(1)	This information is based solely upon the filings made by such entities with the SEC pursuant to section 13(d) or 13(g) of the Exchange Act. Other than as set forth in the above table, we are not aware of any other beneficial owner of more than five percent (5%) of our common stock as of April 30, 2014.
(2)	This percentage is calculated on the basis of the total number of our shares of common stock outstanding as of April 30, 2014.
(3)	Information is based upon statements filed on Schedule 13G/A with the SEC on February 13, 2014 by Rima Senvest Management, LLC and Richard Mashaal, who reported that they share voting and dispositive power with respect to 507,327 shares of our common stock.
(4)	Information is based upon statements filed on Schedule 13G with the SEC on February 12, 2014 by Footprints Asset Management & Research, which reported that it has sole power to vote of 369,384 shares of our common stock.

The following table shows, as of April 30, 2014, the amount of our common stock beneficially owned (unless otherwise indicated in the footnotes) by (1) each director or nominee for director, (2) each of our NEOs, and (3) all of our directors and NEOs as a group. The information is based on reports filed with the SEC and information provided by the persons named below. No director, nominee or executive officer owned shares of our preferred stock as of such date.

Our NEOs are: (i) Glen R. Wakeman, the President and Chief Executive Officer during fiscal year 2013; (ii) David Hooston, the Executive Vice President and Chief Financial Officer during a part of fiscal year 2013; (iii) Christopher Poulton, the Executive Vice President – U.S. Operations; (iv) Enrique R. Ubarri, the Executive Vice President and General Counsel, (v) Jesús Méndez Executive Vice President-PR Operations, the three most highly-compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of fiscal year 2013 and whose salary and bonus exceeded $100,000. Robert E. Wahlman served as our Executive Vice President, Chief Financial and Investment Officer during a part of fiscal year 2013 but resigned these positions effective May 17, 2013; he was retained as an employee through June 25, 2013 to facilitate to Mr. Hooston’s transition to Chief Financial Officer. We have included Mr. Wahlman’s compensation information in the “Executive Compensation” section below.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors
Dennis G. Buchert.	1,350	**
James E. Gilleran.	1,850	**
Douglas C. Jacobs	1,546	**
David E. King	—	**
Gerard L. Smith	2,500	**

Named Executive Officers
Glen R. Wakeman*	194,716	2.92%
David Hooston	—	**
Christopher C. Poulton	39,193	**
Enrique R. Ubarri	27,434	**
Ilia Rodríguez	5,191	**
Robert E. Wahlman	—	**
All directors and executive officers as a group, consisting of 10 persons, including those named above	273,780	4.11%

*	Mr. Wakeman is also a director of Doral Financial.
**	Represents less than 1% of Doral Financial’s outstanding common stock.
(1)	The information is based on the SEC’s definition of “beneficial ownership,” which is broader than ownership in the usual sense. For example, under SEC rules you beneficially own stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee or a contract or an understanding) have or share the power to vote the stock or to sell it, or if you have the right to acquire it within 60 days.
(2)	This percentage is calculated on the basis of the total number of our shares of common stock outstanding as of April 30, 2014. Shares of common stock subject to options or warrants that are exercisable within 60 days following April 30, 2014 are deemed outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of the person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions with Related Persons

Doral Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with directors and executive officers of Doral Financial as well as their affiliated entities. All extensions of credit to any of these persons and their related entities by Doral Bank have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Doral Bank. Management believes that such extensions of credit do not involve more than the normal risk of collectability or present other unfavorable features.

We have not adopted a written policy with respect to the review, approval or ratification of related person transactions. In practice, our policies and procedures to monitor and disclose related person transactions have included:

•	The requirement of prior approval of loans to directors, officers, and immediate family members thereof in accordance with the requirements of Regulation O of the Federal Reserve Board and the approval of certain transactions between our bank subsidiaries and their non-bank affiliates in accordance with the requirements of Regulation W of the Federal Reserve Board,

•	The adoption of a Code of Business Conduct and Ethics, which governs potential conflicts of interest, and

•	The use of annual questionnaires requiring directors and executive officers to report related person transactions to us.

If an executive officer or director is involved in a transaction with the Company that would be covered under our related party transaction policies and procedures, prior to the completion of any such transaction, both the Company and the individual would need to disclose to our corporate governance and nominating committee the proposed transaction, all terms of the proposed transaction and the interests of the affected individual in the proposed transaction. Those members of the corporate governance and nominating committee who have no interest in the proposed transaction would review the transaction for fairness, including without limitation applying our Code of Business Conduct and Ethics to such proposed transaction, and after such review determine whether to approve the Company entering into such transaction.

We recognize that transactions with related persons present a heightened risk of actual or perceived conflicts of interest or improper valuation. However, in certain instances, such transactions may be in, or may not be inconsistent with, the best interests of Doral Financial and our stockholders.

Director Independence

Currently, our Board of Directors is composed of six directors, and our Board of Directors has affirmatively determined, as discussed more fully below, that five out of the six members of our Board of Directors are independent directors within the meaning of the applicable NYSE listing standards and relevant securities and other laws and regulations regarding the definition of “independent.” The five independent directors are Dennis Buchert, James Gilleran, David King, Gerard Smith and Douglas Jacobs. Glen Wakeman is the only member of our Board of Directors who does not meet the independence standards.

In determining independence, our Board of Directors has affirmatively determined whether directors have a “material relationship” with us. When assessing the “materiality” of a director’s relationship with us, our Board of Directors considers all relevant facts and circumstances, not merely from the director’s standpoint, but from that of the persons or organizations with which the director has an affiliation. If a person or organization affiliated with a director provides to or receives services from us, our Board of Directors considers the frequency or regularity of the services, whether the services are being carried out at arm’s length in the ordinary course of business and whether the services are being provided substantially on the same terms to us as those prevailing at the time from unrelated parties for comparable transactions. Material relationships can include commercial, banking, consulting, legal, accounting, charitable and familial relationships.

According to the applicable listing standards of the NYSE, a director is not independent if: (a) the director is, or has been within the last three years, an employee of the Company, or an immediate family member is, or has been at any time within the last three years, an executive officer of the Company; (b) the director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in compensation from the Company, other than director or committee fees, compensation paid to an immediate family member who is a non-executive employee of the Company, compensation for prior service as an interim executive officer or pension or other deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); (c) (1) the director is a current partner or employee of the Company’s outside auditor, (2) the director has an immediate family member who is a current partner of such firm, (3) the director has an immediate family member who is a current employee of such firm and personally works on the Company’s audit, or (4) the director or an immediate family member was within the last three years a partner or employee of such firm and personally worked on the Company’s audit within that time; (d) the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the executive officers of the Company at the same time serves or served on the compensation committee of such other entity; or (e) the director is a current employee, or an immediate family member is a current executive officer, of a company that makes payments to or receives payments from the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000, or 2% of the other company’s gross revenues.

Our Board of Directors also adopted a board resolution that implemented the following additional independence standards for directors of the Company: an independent director must (a) not be, or have an immediate family member who is, one of our present or former executive officers (during the preceding five years); (b) not be personally receiving or have an immediate family member who receives more than $60,000 per year in direct compensation from us other than director and committee fees and pension or other forms of deferred compensation for prior service; (c) not be employed, or have an immediate family member employed, as an executive officer of another company where any of our current executive officers serves on that company’s compensation committee; (d) not be employed by or affiliated with or have an immediate family member employed by or affiliated with any of our present or former internal or external auditors within the three previous years; (e) not be or have one’s spouse be an executive officer or director of a non-profit organization that receives annual contributions from us in excess of $75,000; (f) not be a director who is an executive officer or employee, or whose immediate family member is an executive officer, of a company that makes payments to or receives payments from us for property or services in an amount that exceeds the greater of $1 million, or 2% of our or the other person’s consolidated gross revenues; and (g) not own more than 10% of an entity that receives fees for providing accounting, consulting, legal, or investment banking or financial services to us, our subsidiaries and affiliates (1) in excess of the lesser of $5 million or 1% of the gross revenues of such entity or (2) the receipt of which results in an increase in the compensation received by the director from such entity.

Our Board of Directors has five committees: audit committee, the corporate governance and nominating committee, the compensation committee, the risk policy committee, and the regulatory committee. Our Board of Directors has determined that each member of each committee is independent within the meaning of the listing standards of the NYSE and relevant securities and other laws and regulations regarding the definition of “independent.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fee Information

The Audit Committee has selected the firm of PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our financial statements for the year ending December 31, 2014. PricewaterhouseCoopers LLP has served as our independent public accountants since 1977. Services provided to us and our subsidiaries by PricewaterhouseCoopers LLP during our 2013 fiscal year included the examination of our consolidated financial statements, limited reviews of quarterly reports, audits of our subsidiaries, services related to filings with the SEC and other regulatory agencies and consultations on various tax and accounting matters.

The Audit Committee reviewed all non-audit services rendered by PricewaterhouseCoopers LLP to us listed below and concluded that the provision of such services was compatible with the maintenance of PricewaterhouseCoopers LLP’s independence in the conduct of its auditing functions. The Audit Committee has adopted a Pre-Approval Policy pursuant to which it has pre-approved various audit related services. In all cases, the extent of pre-approved services is limited by dollar amount. The Audit Committee intends to periodically review the list of pre-approved services. A copy of the Audit Committee’s Pre-Approval Policy may be found on our website at www.doralfinancial.com.

The aggregate fees billed for professional services by PricewaterhouseCoopers LLP in 2013 and 2012 for the various services provided to Doral Financial were:

Type of Fees	2013	2012
Audit Fees	3,363,800	$2,896,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	900	2,700

Total	3,364,700	$2,898,700

In the above table, in accordance with SEC definitions and rules, “Audit Fees” are the aggregate fees paid by us to PricewaterhouseCoopers LLP for professional services rendered for the audits of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and of the consolidated financial statements included in the Company’s Annual Report on Form 10-K and for the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, or for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements. “Audit-Related fees” are the aggregate fees billed by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not included in “Audit Fees” and primarily consisted of accounting consultations and attestation reports under mortgage servicing agreements relating to Regulation AB Compliance for both 2013 and 2012. “Tax Fees” are the aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and assistance with tax audits. “All Other Fees” are the aggregate fees billed by PricewaterhouseCoopers LLP to us for any services not included in the first three categories. “All Other Fees” includes approximately $900.00 paid by the Company for the Disclosure Checklist License fees during 2013 and $2,700 that were paid by Doral Financial for Comperio and Disclosure Checklist License Fees during 2012. The Audit Committee approved all non-audit services performed by PricewaterhouseCoopers LLC in 2013 in accordance with the Pre-Approval Policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

Exhibit Number	Description

31.1*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Exhibits

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DORAL FINANCIAL CORPORATION
(Registrant)

Date: April 30, 2014	/s/ Glen R. Wakeman
Glen R. Wakeman
President and Chief Executive Officer

Date: April 30, 2014	/s/ David Hooston
David Hooston
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Glen R. Wakeman	President and Chief Executive Officer	April 30, 2014
Glen R. Wakeman

/s/ David Hooston	Executive Vice President and Chief Financial Officer	April 30, 2014
David Hooston

/s/ Dennis G. Buchert	Director	April 30, 2014
Dennis G. Buchert

/s/ James E. Gilleran	Director	April 30, 2014
James E. Gilleran

/s/ Douglas L. Jacobs	Director	April 30, 2014
Douglas L. Jacobs

/s/ David E. King	Director	April 30, 2014
David E. King

/s/ Gerard L. Smith	Director	April 30, 2014
Gerard L. Smith

/s/ Nancy Reinhard	Principal Accounting Officer	April 30, 2014
Nancy Reinhard